Form 10-Q
period 1995-03-31
SECURED INVESTMENT RESOURCES FUND LP
filed 1995-05-04
CIK 745481

FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter ended       March 31, 1995

                                    OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transition period                   to
  Commission file number                   0-14542

                SECURED INVESTMENT RESOURCES FUND, L.P.
      (Exact name of registrant as specified in its charter)

                   Kansas                            48-0979566
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

     5453 W. 61st Place, Mission, Kansas                66205
(Address of principal executive offices)           (Zip Code)

  (Registrant's telephone number,
  including area code)                                  (913) 384-5700



  Securities registered pursuant to Section 12(b) of the Act:

                                   None

  Securities registered pursuant to Section 12(g) of the Act:

                  Limited Partnership Interests ("Units")

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes    X     No

              SECURED INVESTMENT RESOURCES FUND, L.P.





                                   Index


  PART I.   FINANCIAL INFORMATION                        Page

  Item 1.   Financial Statements (Unaudited):

            Balance Sheets -- March 31, 1995
             and December 31, 1994                        3-4

            Statements of Operations -- Three
             Months Ended March 31, 1995 and 1994          5

            Statements of Partnership Capital --
             Three Months Ended March 31, 1995
             and the Years Ended December 31, 1994,
             and 1993                                      6

            Statements of Cash Flows -- Three Months
             Ended March 31, 1995 and 1994                7-8

            Notes to Financial Statements                 9-10

  Item 2.   Managements Discussion and Analysis
             of Financial Condition and Results
             of Operations                               11-12


  PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                             13

  Item 2.   Changes in Securities                         13

  Item 3.   Defaults Upon Senior Securities               13

  Item 4.   Submission of Matters to a Vote of
            Security Holders                              13

  Item 5.   Other Information                             13

  Item 6.   Exhibits and Reports on Form 8-K              13

  SIGNATURES                                              14

  PART I.   FINANCIAL INFORMATION

  Item 1.   FINANCIAL STATEMENTS


  SECURED INVESTMENT RESOURCES FUND, L.P.

  BALANCE SHEETS


                                             March 31,
                                               1995       December 31,
                                        (Unaudited)        1994

  ASSETS

  INVESTMENT PROPERTIES
    Land and buildings                   $  16,377,255   $ 16,377,255
    Furniture, fixtures and equipment        1,508,996      1,478,563
                                            __________     __________
                                            17,886,251     17,855,818
    Less accumulated depreciation
      and allowance for losses               5,637,590      5,493,355
                                            __________     __________
                                            12,248,661     12,362,463

  RESTRICTED DEPOSITS
    Capital Improvement Cash Reserves    $     183,090          ---

  OTHER ASSETS
    Cash                                       180,633        182,262
    Rents and other receivables,less
      allowance of $126,874 in 1995
      and $141,476 in 1994                      32,298        244,318
    Prepaid expenses                            50,145         20,932
    Debt issuance costs, net of
      accumulated amortization of
      $20,654 in 1995 and $13,543
      in 1994                                  170,129        133,371
  Commercial commissions,
      deposits and other                        26,738         29,859
                                            __________     __________
                                               459,943        610,742

                                            __________     __________
                                         $  12,891,694   $ 12,973,205

  SECURED INVESTMENT RESOURCES FUND, L.P.

                                           March 31,
                                             1995       December 31,
                                          (Unaudited)       1994
LIABILITIES AND PARTNERSHIP CAPITAL

    Mortgage debt--Note B                $  11,784,022  $  11,575,692
    Accrued interest                           198,183        282,889
    Accounts payable and accrued
      expenses                                 251,821        371,896
    Due to related parties--Note C              62,100         62,100
    Unearned revenue                            54,479         60,859
    Tenant security deposits                    81,527         79,217

       TOTAL LIABILITIES                    12,432,132     12,432,653


  PARTNERSHIP CAPITAL

    General Partners
      Capital contribution                       1,000          1,000
      Partnership deficit                      (51,502)       (50,692)
                                            __________     __________
                                               (50,502)       (49,692)
      Limited Partners
      Capital contributions                  5,608,838      5,608,838
      Partnership deficit                   (5,098,774)    (5,018,594)
                                            __________     __________
                                               510,064        590,244

  TOTAL PARTNERSHIP CAPITAL                    459,562        540,552

                                            __________     __________
                                         $  12,891,694  $  12,973,205




  See notes to financial statements.

  SECURED INVESTMENT RESOURCES FUND, L.P.

  STATEMENTS OF OPERATIONS (Unaudited)


                                                Three Months Ended
                                                       March 31,
                                                   1995         1994
  REVENUES
    Rents                                     $  553,034   $490,606
    Interest                                         523          7
    Maintenance
     escalations                                  31,962     25,110
                                                ________   ________
                                                 585,519    515,723

  OPERATING AND
   ADMINISTRATIVE EXPENSES
    Property operating
     expenses                                    178,360     164,706
    General and
     administrative
     expenses                                     13,544      12,991
    Professional services                         12,940      30,594
     Management Fees and Reimbursed
     direct expenses                               31,295     21,208
                                                 ________   ________
                                                  236,139    229,499

    NET OPERATING INCOME                          349,380    286,224

  NON-OPERATING EXPENSES
    Interest                                      279,024    279,858
    Depreciation and
     amortization                                 151,346    149,435
                                                 ________   ________
                                                  430,370    429,293

  PARTNERSHIP LOSS                             $  (80,990) $(143,069)

  Allocation of loss:
    General Partners                                 (810)    (1,431)
    Limited Partners                              (80,180)  (141,638)
                                                  ________   ________
                                               $  (80,990)  $(143,069)


  Partnership loss per
   limited partnership
    unit                                       $    (3.22)   $  (5.70)



  See notes to financial statements.

  SECURED INVESTMENT RESOURCES FUND, L.P.

  STATEMENTS OF PARTNERSHIP CAPITAL

  Three months Ended March 31, 1995 (Unaudited) and the Years Ended December 31, 1994 and 1993



                                  General       Limited
                                 Partners      Partners          Total



 Balances at January 31, 1993  $  (38,837)   $ 1,664,886   $ 1,626,049

 Partnership loss                  (5,846)      (578,751)     (584,597)

 Balances at December 31, 1993    (44,683)     1,086,135     1,041,452

 Partnership loss                  (5,009)      (495,891)     (500,900)

 Balances at December 31, 1994    (49,692)       590,244       540,552

 Partnership loss                    (810)       (80,180)      (80,990)

 Balances at March 31, 1995   $   (50,502)   $   510,064    $  459,562





  See notes to financial statements.

  SECURED INVESTMENT RESOURCES FUND, L.P.

  STATEMENTS OF CASH FLOWS (Unaudited)


                                         Three Months Ended
                                                March 31,
                                         1995           1994

  OPERATING ACTIVITIES
   Partnership loss                  $   (80,990)   $  (143,069)
   Adjustments to reconcile
    partnership loss to net cash
    provided by (used in) operating
    activities:
      Depreciation and amortization      151,346        149,435
      Provision for losses on rents
       and other receivables               3,352         30,650
    Changes in assets and liabilities:
      Restricted Deposits               (183,090)          ---
      Rents and other receivables        208,669        (55,875)
      Prepaid expenses                   (29,213)        21,394
      Debt issuance costs                (43,869)        (2,700)
      Commercial commission, deposits
          and other                        3,121          2,761
      Account payable and
       accrued expenses                 (120,076)        36,726
    Accrued interest                     (84,706)        26,465
      Unearned revenue                    (6,380)          (277)
    Tenant security deposits               2,310          2,975

  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                 (179,526)        68,485

  INVESTING ACTIVITIES
    Purchase of and improvements
      to investment property             (30,433)        (9,944)

  NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                  (30,433)        (9,944)

  SECURED INVESTMENT RESOURCES FUND, L.P.

                                           Three Months Ended
                                                March 31,
                                            1995           1994

  FINANCING ACTIVITIES

    Mortgage Proceeds                 $ 3,728,000    $      ---
    Payoff Matured Mortgage            (3,500,000)          ---
    Principal payments on
      long-term debt                      (19,670)       (22,729)

  NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                  208,330        (22,729)
  INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                    (1,629)        35,812

  CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                    182,262         97,437
  CASH AND CASH EQUIVALENTS,
   END OF PERIOD                     $    180,633    $   133,249





See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:

                                        March 31,    December 31,
                                           1995            1994
First Mortgages:
  The Colony Apartments             $  3,725,233    $  3,500,000
  Foothills Village S.C.               2,623,627       2,621,714
  Cascade Apartments                   1,941,822       1,950,441
  Hidden Valley Exchange S.C.            814,035         814,035
  The Market S.C./Hidden Valley
  Exchange S.C.                        1,694,632       1,702,916

Second Mortgages:
  Foothills Village S.C.                 984,673         986,586
                                      __________      __________
                                    $ 11,784,022    $ 11,575,692

Cash paid for interest totaled $363,730 and $253,393 for the three months ending March 31, 1995 and 1994, respectively.

The mortgage for Cascade Apartments matured March 1, 1995. The present mortgage holder has verbally agreed to temporarily extend the mortgage until March 1, 1996 or until new replacement financing is put in place, whichever comes first.

On January 17, 1995 the $3,500,000 Colony mortgage was paid off through the issuance of a new $3,728,000 mortgage. This new mortgage due in February 2020 has a fixed interest rate of 10.09%. The new mortgage also funded restricted deposits which will be used for Colony capital repairs and replacements.


NOTE C--RELATED PARTY TRANSACTIONS

Affiliates of the General Partners are entitled to receive payments from the Partnership for management and other services. Specs, Inc. (a corporation in which the General Partner has a minority interest) receives property management fees for providing property management services and direct cost reimbursements based upon time allocated to performing certain Partnership functions. Amounts paid by the Partnership to affiliates of the General Partners are as follows:

                                           Three Months Ended
                                                 March 31,
                                            1995           1994

  Property management fees           $    31,295    $    21,208

  Amounts due to (from) related parties consist of the following:
                                         March 31,  December 31,
                                             1995          1994
Secured Investment Resources
   Fund, L.P. III                    $     85,100   $    85,100
   The Hoyt Group                         (23,000)      (23,000)

   Due To (From) Related Parties     $     62,100   $    85,100

In May 1995, the Partnership will begin repaying the monies owed to Secured Investment Resources Fund, L.P. III at the rate of $3,000 per month, which includes 9% interest.


NOTE D--CASH DISTRIBUTIONS

No distributions have been made since January 1990. Future distributions will be made only from excess cash flow not needed for working capital reserves.



  (The remainder of this page intentionally left blank.)

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations
     Revenues for the first quarter of 1995 increased by $70,000 (13.5%) compared with the same period last year. Apartment rentals comprised $24,000 of this increase and commercial properties accounted for the remaining $46,000 increase. The stronger apartment market allowed the Partnership to continue increasing rental rates, and discontinue the offering of rental concessions, while maintaining a high occupancy. Several smaller leases were signed at Foothills Shopping Center and Hidden Valley Shopping Center, which accounted for the higher rental revenues in the commercial sector.

     Total operating, administrative and non-operating expenses increased $8,000 (0.1%) when comparing the first quarter of 1995 to the first quarter of 1994. Increased rental rates have resulted in increased resident turnover. This increased turnover has caused increased repair, contracted services and payroll expenses. Professional services have declined due to the need for decreased legal services.

     The Partnership anticipates that operating results for the first quarter will be representative of the results for the remainder of the year.

 Liquidity and Capital Resources

      During the first quarter $180,000 of cash was consumed in operating activities, $30,000 was used for investing activities and $208,000 was provided through financing activities. During the first quarter, the matured Colony mortgage of $3,500,000 was paid off with a new mortgage in the amount of $3,728,000. Of the additional funds from this new mortgage $180,000 are to be used to renovate the Colony Apartments. These funds will be invested into capital improvements, which will improve the curb appeal and marketability of Colony, thus allowing it to increase it's rental rates and maintain high occupancy levels.

      During the first quarter the Partnership received $230,667 of delinquent rent from The Sampler Shoppes, Inc., the anchor tenant at Foothills Shopping Center and was able to pay $138,000 of delinquent real estate taxes at Foothills Shopping Center.

      The Partnership is currently past due on mortgage notes secured by Foothills, Hidden Valley and The Market Shopping Centers. The improved cash flow, the result of higher occupancy, will be used to make these delinquent mortgage payments. In addition, beginning on May 1, 1995 the Partnership will begin repaying it's advance from Secured Investment Resources Fund, L.P. III at the rate of $3,000 per month,including interest.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.-- Cont'd.


    The mortgage for Cascade Apartments came due in March, 1995. The existing mortgage holder has verbally agreed to extend this note, under the same terms and conditions, until March, 1996 or until new financing can be put into place. This replacement financing has not yet been put into place.

    The General Partners also anticipate that 1995 cash flow from operations will continue to improve because of strong occupancy, rental rate increases, and stabilized expenses.

    The General Partners have the option of offering one or more properties for sale. Any net proceeds in excess of the outstanding mortgage balance could be used to generate addtional working capital.

    The General Partners have determined it prudent to discontinue cash distributions until such time that adequate working capital and capital improvement reserves are in place.


 PRT II.  OTHER INFORMATION


     Item 1.   LEGAL PROCEEDINGS

               None.

     Item 2.   CHANGES IN SECURITIES

               Inapplicable.

     Item 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Inapplicable.

     Item 5.   OTHER INFORMATION

               Inapplicable.

     Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

               (a)   Exhibits

                     None.

               (b)   Reports on Form 8-K

                     There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           SECURED INVESTMENT RESOURCES FUND, L.P.
                    A Kansas Limited Partnership
                           (Registrant)



                           By:
                               James R. Hoyt
                                as Individual General Partner


                           Date:  April 20, 1995

                           By:  Secured Investment Resources, Inc.
                         as Corporate General Partner


                           By:
                               James R. Hoyt, President


                           Date:  April 20, 1995