Form 10-Q
period 1995-06-30
SECURED INVESTMENT RESOURCES FUND LP
filed 1995-08-18
CIK 745481

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended       June 30, 1995

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

            SECURED INVESTMENT RESOURCES FUND, L.P.


                                   Index


PART I.   FINANCIAL INFORMATION                        Page

Item 1.   Financial Statements (Unaudited):
          Balance Sheets -- June 30, 1995
           and December 31, 1994                        3-4

          Statements of Operations -- Six Months
           Ended June 30, 1995 and 1994 and Three
           Months Ended June 30, 1995 and 1994           5

          Statements of Partnership Capital --
           Six Months Ended June 30, 1995
           and the Years Ended December 31, 1994,
           and 1993                                      6

          Statements of Cash Flows -- Six Months
           Ended June 30, 1995 and 1994                 7-8

          Notes to Financial Statements                 9-10

Item 2.   Managements Discussion and Analysis
           of Financial Condition and Results
           of Operations                               11-12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                             13

Item 2.   Changes in Securities                         13

Item 3.   Defaults Upon Senior Securities               13

Item 4.   Submission of Matters to a Vote of
          Security Holders                              13

Item 5.   Other Information                             13

Item 6.   Exhibits and Reports on Form 8-K              13


SIGNATURES                                              14

      PART I.   FINANCIAL INFORMATION

      Item 1.   FINANCIAL STATEMENTS

      SECURED INVESTMENT RESOURCES FUND, L.P.

      BALANCE SHEETS


                                                  June 30,
                                                   1995       December 31,
                                               (Unaudited)        1994
      ASSETS

      INVESTMENT PROPERTIES
        Land and buildings                    $  16,377,255   $ 16,377,255
        Furniture, fixtures and equipment         1,606,673      1,478,563
                                                ------------  ------------
                                                 17,983,928     17,855,818
        Less accumulated depreciation
          and allowance for losses                5,781,826      5,493,355
                                                ------------  ------------
                                                 12,202,102     12,362,463
                                                ------------  ------------

      RESTRICTED DEPOSITS
        Capital Improvement Cash Reserves     $     129,554          ---
                                                ------------  ------------

      OTHER ASSETS
        Cash                                        178,556        182,262
        Rents and other receivables, less
          allowance of $42,838 in 1995
          and $141,476 in 1994                       20,971        244,318
        Prepaid expenses                             35,309         20,932
        Debt issuance costs, net of
          accumulated amortization of
          $28,945 in 1995 and $13,543
          in 1994                                   161,837        133,371
        Commercial commissions,
          deposits and other                         34,971         29,859
                                                ------------  ------------
                                                    431,644        610,742
                                                ------------  ------------


                                              $  12,763,300   $ 12,973,205
                                                ------------  ------------

      SECURED INVESTMENT RESOURCES FUND, L.P.

                                                June  30,
                                                  1995       December 31,
                                               (Unaudited)       1994

      LIABILITIES AND PARTNERSHIP CAPITAL

        Mortgage debt--Note B                 $  11,747,217  $  11,575,692
        Accrued interest                            170,411        282,889
        Accounts payable and accrued
          expenses                                  319,332        371,896
        Due to related parties--Note C               61,897         62,100
        Unearned revenue                             55,078         60,859
        Tenant security deposits                     84,532         79,217
                                                ------------  ------------

           TOTAL LIABILITIES                     12,438,467     12,432,653
                                                ------------  ------------

      PARTNERSHIP CAPITAL
        General Partners
          Capital contribution                        1,000          1,000
          Partnership deficit                       (52,849)       (50,692)
                                                ------------  ------------
                                                    (51,849)       (49,692)
                                                ------------  ------------
        Limited Partners
          Capital contributions                   5,608,838      5,608,838
          Partnership deficit                    (5,232,156)    (5,018,594)
                                                ------------  ------------
                                                    376,682        590,244
                                                ------------  ------------
      TOTAL PARTNERSHIP CAPITAL                     324,833        540,552
                                                ------------  ------------

                                              $  12,763,300  $  12,973,205
                                                ------------  ------------

      See notes to financial statements.

   SECURED INVESTMENT RESOURCES FUND, L.P.

   STATEMENTS OF OPERATIONS (Unaudited)


                                Six Months Ended        Three Months Ended
                                   June 30,                June  30,
                              1995        1994            1995         1994

   REVENUES
     Rents                $1,097,322   $ 1,015,034    $  544,288   $  490,606
     Interest                  3,200            11         2,677            7
     Maintenance
      escalations             39,681        56,214         7,719       25,110
                           ---------     ---------     ---------    ---------
                           1,140,203     1,071,259       554,684      515,723
                           ---------     ---------     ---------    ---------
   OPERATING AND
    ADMINISTRATIVE EXPENSES
     Property operating
      expenses               372,993       337,850       194,633      164,706
     General and
      administrative
      expenses                28,592        22,366        15,048       12,991
     Professional services    27,871        48,913        14,931       30,594
     Mgmt Fees & Reimbursed
      direct expenses         56,209        47,774        24,914       21,208
                           ---------     ---------     ---------    ---------
                             485,665       456,903       249,526      229,499
                           ---------     ---------     ---------    ---------

     NET OPERATING INCOME    654,538       614,356       305,158      286,224

   NON-OPERATING EXPENSES
     Interest                566,383       562,726       287,359      279,858
     Depreciation and
      amortization           303,873       300,005       152,527      149,435
                           ---------     ---------     ---------    ---------
                             870,256       862,731       439,886      429,293
                           ---------     ---------     ---------    ---------

   PARTNERSHIP LOSS       $ (215,718)   $ (248,375)   $ (134,728)  $ (143,069)
                           ---------     ---------     ---------    ---------
   Allocation of loss:
     General Partners         (2,157)       (2,484)       (1,347)      (1,431)
     Limited Partners       (213,561)     (245,891)     (133,381)    (141,638)
                           ---------     ---------     ---------    ---------

                          $ (215,718)    $(248,375)   $ (134,728)  $ (143,069)
                           ---------     ---------     ---------    ---------
   Partnership loss per
    limited partnership
     unit                 $    (8.58)    $   (9.89)   $    (5.36)  $    (5.70)
                           ---------     ---------     ---------    ---------

   See notes to financial statements.

 SECURED INVESTMENT RESOURCES FUND, L.P.

 STATEMENTS OF PARTNERSHIP CAPITAL

 Six months Ended June 30, 1995 (Unaudited) and the Years Ended December 31, 1994 and 1993


                                     General        Limited
                                     Partners       Partners         Total


 Balances at January 31, 1993       $   (38,837)   $ 1,664,886    $ 1,626,049

 Partnership loss                        (5,846)      (578,751)      (584,597)
                                     ----------      ---------      ---------

 Balances at December 31, 1993          (44,683)     1,086,135      1,041,452

 Partnership loss                        (5,009)      (495,891)      (500,900)
                                     ----------      ---------      ---------

 Balances at December 31, 1994          (49,692)       590,244        540,552

 Partnership loss                        (2,157)      (213,561)      (215,718)
                                     ----------      ---------      ---------

 Balances at June 30, 1995          $   (51,849)   $   376,683    $   324,834
                                     ----------      ---------      ---------




 See notes to financial statements.

      SECURED INVESTMENT RESOURCES FUND, L.P.

      STATEMENTS OF CASH FLOWS (Unaudited)


                                                     Six Months Ended
                                                        June 30,
                                                 1995           1994
      OPERATING ACTIVITIES
       Partnership loss                       $  (215,718)   $  (248,375)
       Adjustments to reconcile
        partnership loss to net cash
        provided by (used in) operating
        activities:
          Depreciation and amortization           310,533        300,005
          Provision for losses on rents
           and other receivables                  (64,264)         5,860
        Changes in assets and liabilities:
          Restricted Deposits                    (129,554)          ---
          Rents and other receivables             287,611         58,158
          Prepaid expenses                        (14,377)        47,312
          Debt issuance costs                     (43,869)       (19,700)
          Commercial commission, deposits
              and other                           (11,772)         5,522
          Account payable and
           accrued expenses                       (52,564)        34,419
          Accrued interest                       (112,479)       126,847
          Unearned revenue                         (5,782)          (803)
          Tenant security deposits                  5,315          4,700
                                               ----------      ----------

      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                       (46,920)       313,945
                                               ----------      ----------
      INVESTING ACTIVITIES
        Purchase of and improvements
          to investment property                 (128,109)       (44,385)
                                               ----------      ----------

       NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                     (128,109)       (44,385)
                                               ----------      ----------

      SECURED INVESTMENT RESOURCES FUND, L.P.

                                                    Six Months Ended
                                                       June 30,
                                                 1995           1994

      FINANCING ACTIVITIES

        Due To/From                           $      (202)   $   (17,943)
        Principal payments on
          long-term debt                          171,525        (32,437)
                                               ----------      ----------

      NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                      171,323        (50,380)
                                               ----------      ----------

      INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                        (3,706)       219,180

      CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                        182,262         97,437
                                               ----------      ----------

      CASH AND CASH EQUIVALENTS,
       END OF PERIOD                         $    178,556    $   316,617
                                               ----------      ----------




      See notes to financial statements.

        SECURED INVESTMENT RESOURCES FUND, L.P.

        NOTES TO FINANCIAL STATEMENTS (Unaudited)

        June 30, 1995

        NOTE A--BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

        NOTE B--MORTGAGE DEBT

        Mortgage debt consists of the following:

                                              June 30,    December 31,
                                               1995            1994
        First Mortgages:
          The Colony Apartments            $  3,716,792    $  3,500,000
          Foothills Village S.C.              2,621,779       2,621,714
          Cascade Apartments                  1,932,988       1,950,441
          Hidden Valley Exchange S.C.           814,035         814,035
          The Market S.C./Hidden Valley
          Exchange S.C.                       1,680,684       1,702,916
                                             ----------      ----------
        Second Mortgages:
          Foothills Village S.C.                980,939         986,586
                                             ----------      ----------
                                           $ 11,747,217    $ 11,575,692
                                             ----------      ----------
        Cash paid for interest totaled $678,861 and $431,765 for the six months ending June 30, 1995 and 1994, respectively.

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

                                                Six Months Ended
                                                    June 30,
                                               1995           1994

        Property management fees           $    56,209    $    47,774
                                            ----------     ----------

        Amounts due to (from) related parties consist of the following:

                                             June 30,     December 31,
                                               1995           1994
        Secured Investment Resources
         Fund, L.P. III                    $     82,351   $    85,100
        Secured Investment Resources, Inc.      (20,454)      (23,000)
                                             ----------    ----------

        Due To (From) Related Parties      $     61,897   $    62,100
                                             ----------    ----------

        As of May 1, 1995, the Partnership began repayment of its debt to Secured Investment Resources Fund, L.P. III of $3,000 per month, which includes interest of 9%.


        NOTE D--CASH DISTRIBUTIONS

        No distributions have been made since January 1990. Future distributions will be made only from excess cash flow not needed for working capital reserves.


        (The remainder of this page intentionally left blank.)

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Results of Operations
             Revenues for the first six months of 1995 increased by $69,000 (6.4%) compared with the same period last year. Apartment rentals comprised $24,000 of this increase and commercial properties accounted for the remaining $45,000 increase. The stronger apartment market allowed the Partnership to continue increasing rental rates, and discontinue the offering of rental concessions, while maintaining a high occupancy. Several smaller leases were signed at Foothills Shopping Center and Hidden Valley Shopping Center, which accounted for the higher rental revenues in the commercial sector.

             Total operating and administrative expenses increased $41,000 (11.5%) when comparing the first six months of 1995 to the first six months of 1994. Increased rental rates have resulted in increased resident turnover. This increased turnover has caused increased repair, contracted services and payroll expenses. Professional services have declined $21,000 (42.9%) due to the need for decreased legal services.

             The Partnership anticipates that operating results for the first six months will be representative of the results for the remainder of the year.

        Liquidity and Capital Resources

             During the first six months of 1995 $47,000 of cash was consumed in operating activities, $128,000 was used for investing activities and $171,000 was provided through financing activities. The matured Colony mortgage of $3,500,000 was paid off with a new mortgage in the amount of $3,728,000. Of the additional funds from this new mortgage $180,000 are being used to renovate the Colony Apartments. These funds will be invested into capital improvements, which will improve the curb appeal and marketability of Colony, thus allowing management to increase rental rates and maintain high occupancy levels.

             During the first six months the Partnership received
             $230,667 of delinquent rent from The Sampler Shoppes, Inc., the anchor tenant at Foothills Shopping Center and was able to pay $138,000 of delinquent real estate taxes at Foothills Shopping Center.

             The Partnership is currently past due on mortgage notes secured by Hidden Valley and The Market Shopping Centers. The improved cash flow, the result of higher occupancy, will be used to make these delinquent mortgage payments.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.-- Cont'd.

             In addition, as of May 1, 1995 the Partnership began repaying the advance from Secured Investment Resources Fund, L.P. III at the rate of $3,000 per month, including interest.

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

             The General Partners have the option of offering one or more properties for sale. Any net proceeds in excess of the outstanding mortgage balance could be used to generate additional working capital.

             The General Partners have determined it prudent to discontinue cash distributions until such time that adequate working capital and capital improvement reserves are in place.

        PART II.  OTHER INFORMATION

             Item 1.   LEGAL PROCEEDINGS

                       None.

             Item 2.   CHANGES IN SECURITIES

                       Inapplicable.

             Item 3.   DEFAULTS UPON SENIOR SECURITIES

                       None.

             Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                       HOLDERS

                       Inapplicable.

             Item 5.   OTHER INFORMATION

                       Inapplicable.

             Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                      (a)   Exhibits

                            None.

                      (b)   Reports on Form 8-K

                            There were no reports on Form 8-K filed
                            during the quarter ended June 30, 1995.

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


                                 Date:  August 15, 1995

                                 By:  Secured Investment Resources, Inc.
                                      as Corporate General Partner






                                 By:
                                           James R. Hoyt, President


                                 Date:  August 15, 1995