Form 10-Q
period 1995-09-30
SECURED INVESTMENT RESOURCES FUND LP
filed 1995-11-16
CIK 745481

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter ended       September 30, 1995

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

   SECURED INVESTMENT RESOURCES FUND, L.P.


                                    Index


      PART I.   FINANCIAL INFORMATION                        Page

      Item 1.   Financial Statements (Unaudited):

                Balance Sheets -- September 30, 1995
                 and December 31, 1994                        3-4

                Statements of Operations -- Nine Months
                 Ended September 30, 1995 and 1994 and Three
                 Months Ended September 30, 1995 and 1994      5

                Statements of Partnership Capital --
                 Nine Months Ended September 30, 1995
                 and the Years Ended December 31, 1994,
                 and 1993                                      6

                Statements of Cash Flows -- Nine Months
                 Ended September 30, 1995 and 1994            7-8

                Notes to Financial Statements                 9-10

      Item 2.   Managements Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                               11-12


      PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings                             13

      Item 2.   Changes in Securities                         13

      Item 3.   Defaults Upon Senior Securities               13

      Item 4.   Submission of Matters to a Vote of
                Security Holders                              13

      Item 5.   Other Information                             13

      Item 6.   Exhibits and Reports on Form 8-K              13


      SIGNATURES                                              14
    PART I.   FINANCIAL INFORMATION

    Item 1.   FINANCIAL STATEMENTS

    SECURED INVESTMENT RESOURCES FUND, L.P.

    BALANCE SHEETS
                                            September 30,
                                                 1995       December 31,
                                             (Unaudited)        1994
    ASSETS

    INVESTMENT PROPERTIES
      Land and buildings                    $  16,478,248   $ 16,377,255
      Furniture, fixtures and equipment         1,528,972      1,478,563
                                               __________     __________
                                               18,007,220     17,855,818
      Less accumulated depreciation
        and allowance for losses                5,926,061      5,493,355
                                               __________     __________
                                               12,081,159     12,362,463
                                               __________     __________
    RESTRICTED DEPOSITS
      Capital Improvement Cash Reserves     $      68,855          ---
                                               __________     __________
    OTHER ASSETS
      Cash                                        157,248        182,262
      Rents and other receivables, less
        allowance of $47,300 in 1995
        and $141,476 in 1994                       22,026        244,318
      Prepaid expenses                             27,830         20,932
      Debt issuance costs, net of
        accumulated amortization of
        $37,237 in 1995 and $13,543
        in 1994                                   153,545        133,371
      Commercial commissions,
        deposits and other                         30,463         29,859
                                               __________     __________
                                                  391,112        610,742
                                               __________     __________
                                            $  12,541,126   $ 12,973,205
                                               __________     __________

    SECURED INVESTMENT RESOURCES FUND, L.P.

                                            September 30,
                                                1995       December 31,
                                             (Unaudited)       1994
     LIABILITIES AND PARTNERSHIP CAPITAL

      Mortgage debt--Note B                 $  11,700,395  $  11,575,692
      Accrued interest                            140,971        282,889
      Accounts payable and accrued
        expenses                                  276,236        371,896
      Due to related parties--Note C               52,930         62,100
      Unearned revenue                             50,416         60,859
      Tenant security deposits                     81,262         79,217
                                               __________     __________
         TOTAL LIABILITIES                     12,302,210     12,432,653
                                               __________     __________
    PARTNERSHIP CAPITAL

      General Partners
        Capital contribution                        1,000          1,000
        Partnership deficit                       (53,708)       (50,692)
                                               __________     __________
                                                  (52,708)       (49,692)
                                               __________     __________
      Limited Partners
        Capital contributions                   5,608,838      5,608,838
        Partnership deficit                    (5,317,214)    (5,018,594)
                                               __________     __________
                                                  291,624        590,244
                                               __________     __________
    TOTAL PARTNERSHIP CAPITAL                     238,916        540,552
                                               __________     __________
                                            $  12,541,126  $  12,973,205
                                               __________     __________

    See notes to financial statements.

 SECURED INVESTMENT RESOURCES FUND, L.P.

 STATEMENTS OF OPERATIONS (Unaudited)

                             Nine Months Ended        Three Months Ended
                              September 30,               September 30,
                            1995        1994            1995         1994

 REVENUES
   Rents                $1,675,133   $ 1,535,732    $  577,810   $  520,698
   Interest                  3,962           756           762          745
   Maintenance
    escalations             62,454        71,552        22,774       15,338
                        __________     _________     _________    _________

                         1,741,549     1,608,040       601,346      536,781
                        __________     _________     _________    _________
  OPERATING AND
  ADMINISTRATIVE EXPENSES
   Property operating
    expenses               554,455       513,973       181,461      176,122
   General and
    administrative
    expenses                42,283        33,009        13,691       10,643
   Professional services    62,483        72,411        34,612       23,499
   Mgmt Fees & Reimbursed
    direct expenses         82,206        70,516        25,996       22,742
                        __________     _________     _________    _________
                           741,427       689,909       255,760      233,006
                        __________     _________     _________    _________
   NET OPERATING INCOME  1,000,122       918,131       345,586      303,775

 NON-OPERATING EXPENSES
   Interest                845,358       857,427       278,976      294,701
   Depreciation and
    amortization           456,400       451,099       152,527      151,094
                        __________     _________     _________    _________
                         1,301,758     1,308,526       431,503      445,795
                          __________     _________     _________    _________
 PARTNERSHIP LOSS       $ (301,636)   $ (390,395)   $  (85,917)  $ (142,020)
                        __________     _________     _________    _________
 Allocation of loss:
   General Partners         (3,016)       (3,904)         (859)      (1,420)
   Limited Partners       (298,620)     (386,491)      (85,058)    (140,600)
                        __________     _________    ___________   _________
                        $ (301,636)    $(390,395)   $  (85,917)  $ (142,020)
                        __________     _________     _________    _________
 Partnership loss per
  limited partnership
   unit                 $   (12.01)    $  (15.54)   $    (3.42)  $    (5.65)
                        __________     _________     _________    _________

 See notes to financial statements.

 SECURED INVESTMENT RESOURCES FUND, L.P.

 STATEMENTS OF PARTNERSHIP CAPITAL


  Nine months Ended September 30, 1995 (Unaudited) and the Years Ended December 31, 1994 and 1993



                                    General        Limited
                                    Partners       Partners         Total

 Balances at January 1, 1993       $   (38,837)   $ 1,664,886    $ 1,626,049

 Partnership loss                       (5,846)      (578,751)      (584,597)
                                      _________      _________      _________
 Balances at December 31, 1993         (44,683)     1,086,135      1,041,452

 Partnership loss                       (5,009)      (495,891)      (500,900)
                                     _________      _________      _________

 Balances at December 31, 1994         (49,692)       590,244        540,552

 Partnership loss                       (3,016)      (298,620)      (301,636)
                                     _________      _________      _________

 Balances at September 30, 1995    $   (52,708)   $   291,624    $   238,916
                                     _________      _________      _________



  See notes to financial statements.

    SECURED INVESTMENT RESOURCES FUND, L.P.

    STATEMENTS OF CASH FLOWS (Unaudited)

                                                 Nine Months Ended
                                                    September 30,
                                               1995           1994
    OPERATING ACTIVITIES
     Partnership loss                       $  (301,635)   $  (390,395)
     Adjustments to reconcile
      partnership loss to net cash
      provided by (used in) operating
      activities:
        Depreciation and amortization           467,567        451,099
        Provision for losses on rents
         and other receivables                  (59,802)        17,976
      Changes in assets and liabilities:
        Restricted Deposits                     (68,855)          ---
        Rents and other receivables             282,094         12,526
        Prepaid expenses                         (6,897)        65,496
        Debt issuance costs                     (43,869)       (34,700)
        Commercial commission, deposits
            and other                           (11,772)           943
        Account payable and
         accrued expenses                       (95,659)        54,836
      Accrued interest                         (141,918)        72,135
       Unearned revenue                         (10,443)         8,822
      Tenant security deposits                    2,045          2,558
                                               ________      _________
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                        10,856        261,296
                                               ________      _________
     INVESTING ACTIVITIES
      Purchase of and improvements
        to investment property                 (151,402)      (121,249)
                                                ________      _________
     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                     (151,402)      (121,249)
                                               ________      _________

SECURED INVESTMENT RESOURCES FUND, L.P.

                                                  Nine Months Ended
                                                   September 30,
                                               1995           1994
    FINANCING ACTIVITIES

      Due To/From                           $    (9,170)   $   (19,687)
      Principal payments on
        long-term debt                          124,703        (52,251)
                                               ________      _________
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                      115,533        (71,938)
                                               ________      _________
    INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                       (25,013)        68,109

    CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                        182,261         97,437
                                               ________      _________
    CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $    157,248    $   165,546
                                               ________      _________


      See notes to financial statements.

      SECURED INVESTMENT RESOURCES FUND, L.P.

      NOTES TO FINANCIAL STATEMENTS (Unaudited)

      September 30, 1995

      NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

      NOTE B--MORTGAGE DEBT

      Mortgage debt consists of the following:

                                         September 30,   December 31,
                                             1995            1994
      First Mortgages:
        The Colony Apartments            $  3,708,136    $  3,500,000
        Foothills Village S.C.              2,621,779       2,621,714
        Cascade Apartments                  1,923,935       1,950,441
        Hidden Valley Exchange S.C.           810,795         814,035
        The Market S.C./Hidden Valley
          Exchange S.C.                     1,672,185       1,702,916

      Second Mortgages:
        Foothills Village S.C.                959,590         986,586
                                           __________      __________
                                         $ 11,696,420    $ 11,575,692
                                           __________      __________
      Cash paid for interest totaled $987,276 and $785,292 for the nine months ending September 30, 1995 and 1994, respectively.

      The mortgage for Cascade Apartments matured March 1, 1995. The present mortgage holder has verbally agreed to temporarily extend the mortgage until March 1, 1996 or until new replacement financing is put in place, whichever comes first.

      On January 17, 1995 the $3,500,000 Colony mortgage was paid off through the issuance of a new $3,728,000 mortgage. This new mortgage matures in February 2020 has a fixed interest rate of 10.09%. The new mortgage also funded restricted deposits which will be used for Colony capital repairs and replacements.


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

                                              Nine Months Ended
                                                September 30,
                                             1995           1994

      Property management fees           $    82,206    $    70,516
                                            ________       ________
      Amounts due to (from) related parties consist of the following:

                                         September 30,  December 31,
                                             1995           1994
      Secured Investment Resources
       Fund, L.P. III                    $     75,150   $    85,100
      Secured Investment Resources, Inc.      (22,220)      (23,000)
                                           __________    __________
      Due To (From) Related Parties      $     52,930   $    62,100
                                           __________    __________
      As of May 1, 1995, the Partnership began repayment of its debt to Secured Investment Resources Fund, L.P. III of $3,000 per month, which includes interest of 9%.

      NOTE D--CASH DISTRIBUTIONS

      No distributions have been made since January 1990. Future distributions will be made only from excess cash flow not needed for working capital reserves.


      (The remainder of this page intentionally left blank.)

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.

      Results of Operations
        Revenues for the first nine months of 1995 increased by $133,500 (8.3%) compared with the same period last year. Apartment rentals comprised $89,000 of this increase and commercial properties accounted for the remaining $44,500 increase. The stronger apartment market allowed the Partnership to continue increasing rental rates, and discontinue the offering of rental concessions, while maintaining a high occupancy. Several smaller leases were signed at Foothills Shopping Center and Hidden Valley Shopping Center, which accounted for the higher rental revenues in the commercial sector.

        Total operating and administrative expenses increased $50,000 (9.1%) when comparing the first nine months of 1995 to the first nine months of 1994. Increased rental rates have resulted in increased resident turnover. This increased turnover has caused increased repair, contracted services and payroll expenses. Professional services have declined $10,000 (13.8%).

        The Partnership anticipates that operating results for thefirst nine months will be representative of the results for the remainder of the year.

      Liquidity and Capital Resources

        During the first nine months of 1995 $11,000 of cash was generated in operating activities, $151,000 was used for investing activities and $115,500 was provided through financing activities. The matured Colony mortgage of $3,500,000 was paid off with a new mortgage in the amount of $3,728,000. Of the additional funds from this new mortgage $180,000 are being used to renovate the Colony Apartments. These funds will be invested into capital improvements, which will improve the curb appeal and marketability of Colony, thus allowing management to increase rental rates and maintain high occupancy levels.

        During the first nine months the Partnership received $230,667 of delinquent rent from The Sampler Shoppes, Inc., the anchor tenant at Foothills Shopping Center and was able to pay $138,000 of delinquent real estate taxes at Foothills Shopping Center.

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

                  Inapplicable.

        Item 3.   DEFAULTS UPON SENIOR SECURITIES

                  None.

        Item 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY HOLDERS

                  Inapplicable.

        Item 5.   OTHER INFORMATION

                  Inapplicable.

        Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                  (a)   Exhibits

                        None.

                  (b)   Reports on Form 8-K

                        There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

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


                                 Date:  November 15, 1995

                                 By:  Secured Investment Resources, Inc.
                                      as Corporate General Partner


                                 By:
                                           James R. Hoyt, President


                                 Date:  November 15, 1995