Form 10-K
period 1995-12-31
SECURED INVESTMENT RESOURCES FUND LP
filed 1996-04-15
CIK 745481

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended  December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I
Item 1.  Business

         Secured Investment Resources Fund, L.P. ("Partnership") is a Kansas limited partnership formed pursuant to the Kansas
         Revised Uniform Limited Partnership Act on March 30, 1984.
         James R. Hoyt is the Individual General Partner and Secured
         Investment Resources, Inc., a Kansas corporation, is the Corporate General Partner. The Partnership was formed with the intent to engage in the business of acquiring, improving, developing, operating and holding for investment, income producing properties with the objectives of (i) preserving and protecting the Partnership's capital;
         (ii) providing capital gains through potential appreciation; (iii) providing "tax sheltered" cash distributions from operations; (iv) generating tax losses in excess of tax shelter distributions, which May be used to offset taxable income from other sources; and (v) increasing equity through the reduction of mortgage loans on Partnership properties.

         On August 31, 1986, the Partnership closed its offering, having received gross proceeds of $12,434,750 from the sale of 24,869.5 units of limited partnership interests. This amount includes the purchase of 190 units by the Corporate General Partner.

         The Partnership acquired two garden-style apartment communities in 1985 and three commercial strip shopping centers in 1986. The General Partners feel that all of these properties met the Partnership's investment criteria and objectives.

         Total rent charges for Sampler Shoppes, Inc. (SSI), the anchor tenant at Foothills Village Shopping Center, represented approximately 8.95% and 9.45% of Partnership rent revenues for the years ended December 31, 1995 and 1994, respectively. As of December 31, 1994, rent receivable from SSI totaled $230,667. In January, 1995 the Partnership received payment of the entire amount due at that time from SSI which was $247,334. On December 31, 1995, there were no monies owed by SSI.

         As of December 31, 1995, the Partnership has made cash distributions to Limited Partners of $5,343,132 for the period June 1, 1985 through December 31, 1995. No distributions have been made since January 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

         As of December 31, 1995, the Partnership had no employees. Employees of SPECS, Inc. provide services to the Partnership. The individual General Partner is a minority shareholder in Specs, Inc.

         Competition

         The real estate business is highly competitive and the Partnership competes with numerous entities engaged in real estate activities, some of which have greater financial resources than those of the Partnership. The Partnership's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. With respect to residential property, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Partnership's management believes that general economic circumstances and trends and new properties in the vicinity of each of the Partnership's properties will also be competitive factors.
         Inflation

         The effects of inflation on the Partnership's operations or investments are not quantifiable. Revenues from property operations fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Partnership from property sales.

Item 2.  Properties.

         The following table sets forth the investment portfolio of the Partnership at December 31, 1995:

                                                                  Average
                              Properties at                     Occupancy(*)
   Property      Description   Initial Cost  Date Acquired      Percentage
                                                               1995     1994
The Colony
Apartments         140 units    $5,940,707   Oct. 16, 1989      94%      94%
Burlington, NC

Cascade
Apartments          86 units    $2,584,253   Dec.  7, 1989      94%      95%
Topeka, KS

Hidden Valley
Exchange         27,200 Sq.Ft.  $2,013,709   Sep. 30, 1986      76%      74%
Shopping Ctr.
Independence, MO

Foothills Village
Shopping Ctr.    66,953 Sq.Ft.  $4,746,556   Nov. 13, 1986      94%      95%
Las Vegas, NV

The Market
Shopping Ctr.    12,782 Sq.Ft.  $1,414,510   Nov. 18, 1986      100%     98%
Overland Park, KS

     (*) Based upon vacancy amount (in dollars) as a percent of gross possible rents.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                              PART II


Item 5.  Market for Registrant's Common Equity and Related Security Holder
         Matters.

         (A) There is no established public trading market for the Units of the Partnership.
         (B)  There have been no distributions the last three years.
         (C) As of December 31, 1995, the Partnership had admitted 1,297 Limited Partners who purchased 24,869.5 units.

Item 6.  Selected Financial Data.

                                    For The Years Ended December 31,

OPERATING DATA         1995        1994        1993        1992      1991

(In Thousands)
Rents                $  2,235    $  2,116    $  1,857    $  1,939  $  1,753
Maintenance
 Escalations
 and Other Income          91          91         110         128       183
Property Operating
 and Administrative Exp 1,023         910         821         887     1,016
Interest
 Expense                1,175       1,208       1,140       1,145     1,149
Depreciation/
 Amortization             613         590         591         603       762
Partnership
 Loss                $   (485)   $   (501)   $   (585)   $  (568)   $  (991)

PER LIMITED PARTNERSHIP UNIT
 Partnership Loss (1)$ (19.32)   $ (19.94)   $ (23.27)   $(22.60)   $(39.46)

Cash Distributions(2)$    ---    $    ---    $    ---    $    ---   $   ---


BALANCE SHEET DATA      1995        1994        1993        1992       1991

(In Thousands)

Total Assets           12,398      12,973      13,285      13,768     14,329
Mortgage Debt          11,826      11,576      11,630      11,511     11,389


    (1) Partnership loss per limited partnership unit is computed by dividing loss allocated to the Limited
         Partners by the weighted average number of limited partnership units outstanding. Per unit information has been computed based on 24,869.5 weighted average limited partnership units outstanding.

    (2) Cash distributions per limited partnership unit have been computed by dividing distributions paid to the Limited Partners by 24,869.5 weighted average limited partnership units outstanding.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

         Results of Operations

         Revenue for the partnership achieved an all time high in 1995 of $2,326,000 as compared to $2,207,000 in 1994. This represented an increase of $119,000 or 5.4%.

         The increased residential rental rates resulted in a high resident turnover and higher operating costs. The operating costs increased $113,000 (12.4%) from $910,000 to $1,023,000. These increases were primarily in the areas of repairs, payroll, and utilities. Interest expense was down from 1994 by $33,000 (2.7%). Depreciation for 1995 increased $23,000 (3.8%) over 1994 depreciation of $590,000. The net result to the Partnership was a reduction of the loss by $16,000 (3.1%) from 1994 levels.

         Revenue in 1994 was $2,207,000 as compared to $1,968,000 in 1993, an increase of 12.2%. This higher revenue was achieved through average higher occupancy levels at both residential and commercial properties and through increased rental rates on the residential properties.

         In 1994, the lower occupancy levels at Hidden Valley were more than offset by higher occupancy levels at Foothills and the Market. In November, 1993, Centel Cellular Company of Nevada Limited Partnership ("Centel") signed a 20 year lease of a 30 foot by 40 foot pad site at the rear of Foothills Shopping Center for a cellular phone tower. On March 9, 1994, Centel prepaid the first ten (10) years rent in the amount of $60,000. This rent is being amortized at $500 per month over the first ten years of the lease.

         The increased residential rental rates in 1994 resulted in a high resident turnover and higher operating costs.

         The operating costs increased $88,000 (10.8%) from $822,000 to $910,000. These increases were primarily in the areas of repairs, payroll, and utilities. Interest expense was up from 1993 by $68,000 (6.0%) due primarily to prime interest rate increases during 1994.

         The net result to the Partnership was a reduction of the loss by $84,000 (14.3%) from 1993 levels.

         In 1993, net revenues decreased $99,000 (4.8%) from 1992 levels. The revenues on the residential properties increased $7,000 due to higher occupancy and decreased rental promotions. However, even though average occupancy increased on the commercial retail centers, revenues decreased by $106,000 due to rental promotions and concessions. Operating and administrative expenses continued to decline, continuing a trend that began

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations--Cont'd.

         during 1991. In 1993 Operating and Administrative expenses declined $65,000 (7.3%). This is the result of lower payroll costs, reduced repair and utility expense due to higher occupancy, and reduced real estate tax expense the result of paying delinquent real estate taxes in the first quarter of 1993. Interest for the year decreased by $6,000, due to debt restructuring.

         The Partnership anticipates that the operating results will continue to improve during 1996. The general partner anticipates that the Fund will continue to enjoy high occupancy levels, increased rental rates, decreased rent promotions and will begin a closer monitoring of operating expenses.

         Liquidity and Sources of Capital

         During 1995, the Partnership's primary source of working capital was from borrowing/refinancing of long term debt of $196,000 net of repayments. Operations provided $39,000 of funds. Property improvements utilized $183,000 of these funds, as did $73,000 in restricted deposits for capital improvements. The net effect was a decrease in cash of $21,000 at year end. The trend of higher occupancy levels and higher rental rents that began several years ago should continue through 1996 and improve cash flow from operations.

         During 1995 Sampler Shoppes, Inc. (the primary tenant at Foothills) paid the entire amount of delinquent rent thereby reducing the Rent and Other receivable balance at December 31, 1994 by $231,000. With these funds the partnership paid delinquent real estate taxes of $138,000 at Foothills Shopping Center, reduced accrued interest on real estate loans and funded additional closing costs on the new Colony Apartments' loan.

         During 1994, the Partnership's primary source of working capital was from operations, which provided $413,000. These funds were used to fund capital improvements of $142,000 to investment properties, and $186,000 was used for financing activities. The net effect was an increase in cash of $85,000 at year end.


         During 1993, the Partnership's primary source of working capital was from borrowings of $193,000 from lending institutions and $129,000 from related parties.

         These funds were used to fund capital improvements to investment properties, reduce accounts payable and accrued expenses as well as fund negative cash flow from operations. Cash used in operations during 1993 was $205,000.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations--Cont'd.

         Liquidity and Sources of Capital--Cont'd.

         The General Partners' believe that sufficient working capital will be available to fund known, on-going operating and capital expenditure requirements for the Partnership during 1996. This is based upon the improved operating trend that began in 1991. The Partnership expects continued increased rental income from the residential properties due to ongoing scheduled rental increases. It is also anticipated that occupancy will remain stable on the commercial properties. Operating expenses in 1996 will be up slightly from 1995 due primarily to increased operating costs incurred in conjunction with scheduled rent increases. Interest expense on variable rate notes is expected to increase slightly from 1995 levels.

         The Partnership is actively seeking a mortgage lender for the Cascade Apartments mortgage, which matures in March, 1996. This mortgage was extended by the lender from March, 1995 at the same rate of interest. As of the date of this report, the Partnership continues to make principal and interest payments of $18,900.00 and will continue on a month-to-month basis with the lender until a refinancing can be completed which is anticipated to be in the third or fourth quarter of 1996.

         The General Partners' intend to evaluate the property portfolio to determine if it is prudent to offer one or more properties for sale. Any unleveraged portion of the net sales proceeds will generate additional working capital. At this time, the North Carolina property is currently being offered for sale.

         The Foothills Village Shopping Center's first and second mortgages mature on November 11, 1996 and December 10, 1996, respectively. Additionally, the first mortgage on The Hidden Valley Exchange Shopping Center matures on December 10, 1996. The Partnership is aggressively seeking replacement financing for both properties and has entered negotiations with the current mortgage holders to extend the existing financing. Placement of new mortgages or extensions of existing debt could have a significant impact on the Partnership's cash flow.

         The General Partners have determined it prudent to discontinue cash distributions, until such time that adequate working capital reserves are available. No distributions have been made since 1990.

Item 8.  Financial Statements and Supplementary Data


         SECURED INVESTMENT RESOURCES FUND, L.P.


                      Index                             Page

         Independent Auditors' Report                     10

         Financial Statements:

         Consolidated Balance Sheets - December 31,
         1995 and 1994                                  11-12

         Consolidated Statements of Operations -
         Years Ended December 31, 1995, 1994
         and 1993                                         13

         Consolidated Statements of Partnership Capital -
         Years Ended December 31, 1995, 1994
         and 1993                                         14

         Consolidated Statements of Cash Flows -
         Years Ended December 31, 1995,
         1994 and 1993                                   15-16

         Notes to Consolidated Financial Statements      17-23

                INDEPENDENT AUDITORS' REPORT


The Partners
Secured Investment Resources Fund, L.P.
Mission, KS

     We have audited the accompanying consolidated balance sheets of Secured Investment Resources Fund, L.P. and affiliated companies as of December 31, 1995 and 1994, and the related statements of operations, partnership capital and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note C, the Partnership has mortgage loans that mature during the next fiscal year or that have become due. The Partnership is in current negotiations with the mortgage holders to extend or refinance these obligations.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Investment Resources Fund, L.P. and affiliated companies at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                 s/  BDO Seidman, LLP


St. Louis, Missouri
April 10, 1996

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                                 1995           1994
ASSETS

INVESTMENT PROPERTIES (Note B)
  Land and buildings                         $16,486,456    $16,377,255
  Furniture, fixtures and equipment            1,552,076      1,478,563
                                              18,038,532     17,855,818
  Less accumulated depreciation and
    allowance for losses                       6,078,281      5,493,355
                                              11,960,251     12,362,463

Cash                                             161,414        182,262
Rents and other receivables, less
  allowance of $57,200 in 1995 and
  $141,476 in 1994 (Notes F and I)                18,351        244,318
Prepaid expenses                                   8,257         20,932
Debt issuance costs, net of accumulated
  amortization of $41,550 in 1995 and
  $13,543 in 1994                                149,231        133,371
Commercial commissions, deposits and
  other                                           27,591         29,859
Restricted deposits                               73,299           ---
                                                 438,143        610,742


                                             $12,398,394    $12,973,205

SECURED INVESTMENT RESOURCES FUND, L.P.

                                               December 31,
                                            1995           1994

LIABILITIES AND PARTNERSHIP CAPITAL

Mortgage debt (Note C)                  $11,826,431   $11,575,692
Accrued interest                             94,146       282,889
Accounts payable and accrued
  expenses (Note G)                         240,756       371,896
Due to related parties (Note D)              50,922        62,100
Unearned revenue                             51,483        60,859
Tenant security deposits                     79,383        79,217

       TOTAL LIABILITIES                 12,343,121    12,432,653

PARTNERSHIP CAPITAL
  General Partners
    Capital contribution                      1,000         1,000
    Partnership deficit                     (55,545)      (50,692)
                                            (54,545)      (49,692)
  Limited Partners
    Capital contributions                 5,608,838     5,608,838
    Partnership deficit                  (5,499,020)   (5,018,594)
                                            109,818       590,244

      TOTAL PARTNERSHIP CAPITAL              55,273       540,552

                                        $12,398,394   $12,973,205


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Years Ended December 31,
                                  1995         1994          1993

REVENUES
  Rents                       $  2,234,875  $  2,116,070  $ 1,857,266
  Interest                           6,721         1,267          198
  Maintenance escalations           84,824        90,151      110,247
                                 2,326,420     2,207,488    1,967,711

OPERATING AND ADMINISTRATIVE
 EXPENSES
  Property operating
    expenses                       738,543       688,186      605,866
  General and administrative
    expenses                        58,304        44,919       53,614
  Professional services (Note D)   104,216        82,181       77,665
  Management fees (Note D)         107,915        94,860       84,511
                                 1,008,978       910,146      821,656

NET OPERATING INCOME             1,317,442     1,297,342    1,146,055


NON-OPERATING EXPENSES
  Interest                       1,175,423     1,207,972    1,139,787
  Depreciation and
    amortization                   627,298       590,270      590,865
                                 1,802,721     1,798,242    1,730,652

PARTNERSHIP LOSS              $   (485,279) $   (500,900)  $ (584,597)


Allocation of loss:
  General Partners            $     (4,853) $     (5,009) $    (5,846)
  Limited Partners                (480,426)     (495,891)    (578,751)
                              $   (485,279) $   (500,900) $  (584,597)

Partnership loss per
  limited partnership
  unit                        $     (19.32) $     (19.94) $    (23.37)


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL


Years Ended December 31, 1995, 1994 and 1993


                                General        Limited
                                Partners       Partners        Total

Balances at January 1, 1993   $    (38,837)  $  1,664,886   $ 1,626,049

Partnership loss                    (5,846)      (578,751)     (584,597)

Balances at December 31, 1993      (44,683)     1,086,135     1,041,452

Partnership loss                    (5,009)      (495,891)     (500,900)

Balances at December 31, 1994      (49,692)       590,244       540,552

Partnership loss                    (4,853)      (480,426)     (485,279)

Balances at December 31, 1995 $    (54,545)  $    109,818   $    55,273





See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                     Years Ended December 31,
                                 1995           1994          1993

OPERATING ACTIVITIES
 Partnership loss             $  (485,279)   $  (500,900)   $ (584,597)
  Adjustments to reconcile
   partnership loss to net
   cash used in operating
   activities:
    Depreciation and
      amortization                627,298        590,270       590,865
    Provisions for losses
      on rents and other
      receivables                  36,819         46,068        64,825
    Changes in assets and
      liabilities:
        Rents and other
         receivables              189,148        (55,746)     (185,141)
        Prepaid expenses           12,675         62,035        (9,525)
        Commercial commissions,
         deposits and other       (12,097)         3,933        21,658
        Accounts payable
         and accrued expenses    (131,140)        54,906      (162,600)
        Accrued interest         (188,743)       149,896        56,323
        Unearned revenue           (9,376)        58,234         1,612
        Tenant security
         deposits                     166          4,058         1,240

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES             39,471        412,754      (205,340)

INVESTING ACTIVITIES
  Improvements to investment
    properties                   (182,714)      (142,105)      (50,146)
  Restricted deposits             (73,299)           ---           ---

NET CASH USED IN
 INVESTING ACTIVITIES            (256,013)      (142,105)      (50,146)

SECURED INVESTMENT RESOURCES FUND, L.P.

                                     Years Ended December 31,
                                  1995          1994         1993

FINANCING ACTIVITIES
  Borrowings under
    debt arrangements         $  3,850,781  $        ---  $   192,680
  Debt issuance costs              (43,867)     (108,250)     (38,663)
  Advances (to) from
    related parties                (11,178)      (23,000)     129,736
  Principal payments on
    debt                        (3,600,042)      (54,574)     (73,214)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES             195,694      (185,824)     210,539

INCREASE (DECREASE) IN CASH        (20,848)       84,825      (44,947)

CASH BEGINNING OF YEAR             182,262        97,437      142,384

CASH END OF YEAR              $    161,414  $    182,262  $    97,437





See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Organization and Business--Secured Investment Resources Fund, L.P. (the Partnership) is a Kansas limited partnership formed pursuant to the Kansas Revised Uniform Limited Partnership Act on March 30, 1984. The General Partners' and Limited Partners' interest in Partnership earnings or loss initially amounts to 1% and 99%, respectively. The allocation of the 1% interest between the General Partners is discretionary. At such point in time cash distributions to the Limited Partners amount to their original invested capital plus interest at a rate of the greater of 8% or the increase in the consumer price index per annum, cumulative non-compounded on their adjusted invested capital, earnings or loss will be allocated 15% to the General Partners and 85% to the Limited Partners.

Consolidated Limited Partnerships
In order to satisfy current real estate lending requirements that real estate assets be in single asset partnerships, the Partnership has formed two single asset partnerships. Cascade Joint Venture L.P., a Kansas limited partnership was formed on December 28, 1993 and Colony Joint Venture, L.P., a Kansas limited partnership was formed on September 14, 1994. These partnerships retained the same partnership structure as Secured Investment Resources Fund, L.P., with Secured Investment Resources Fund, L.P. being the sole Limited Partner. The General Partners of Cascade Joint Venture L.P. and Colony Joint Venture, L.P. are identical to the General Partners of Secured Investment Resources Fund, L.P. The result of operations of these single asset partnerships have been consolidated with the Partnership.

Depreciation--Investment property is depreciated on a straight-line basis over the estimated useful life of the property (30 years for buildings and 5 years for furniture, fixtures and equipment). Improvements are capitalized and depreciated over their estimated useful lives. Maintenance and repair expenses and charged to operations as incurred.

Income Taxes--Any tax liabilities or benefits arising from Partnership operations are recognized individually by the respective partners and, consequently, no provision will be made by the Partnership for income taxes or income tax benefits.

Partnership Loss Per Limited Partnership Unit--Partnership loss per limited partnership unit is computed by dividing loss allocated to the Limited Partners by the weighted average number of limited partnership units outstanding. Per unit information has been computed based on 24,869.5 weighted average limited partnership units outstanding.

Debt Issuance Costs--Loan costs are capitalized by the Partnership and are amortized over the term of the related loan.

Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards--In March 1995, the FASB issued its Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, SFAS 121 requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Partnership.

NOTE B--INVESTMENT PROPERTIES

Investment properties consist of the following:

                                           December 31,
                                       1995           1994

Cost (including capital
improvements subsequent
to acquisition):
  The Colony Apartments            $  6,223,377   $  6,084,556
  Cascade Apartments                  2,667,321      2,632,256
  Hidden Valley Exchange
   Shopping Center                    2,118,826      2,117,881
  Foothills Village
   Shopping Center                    5,595,794      5,587,911
  The Market Shopping Center          1,430,542      1,430,542
  Partnership                             2,672          2,672
                                     18,038,532     17,855,818
Less
  Accumulated depreciation            5,673,281      5,088,355
  Allowance for losses                  405,000        405,000
                                   $ 11,960,251   $ 12,362,463

During 1990, the Partnership reduced the carrying value of its commercial property portfolio to reflect real estate market conditions. This change is reflected in Allowance for Losses on Investment Properties. Depreciation expense was $584,296, $576,209 and $574,234 for the years ended December 31, 1995, 1994, and 1993.

The Partnership has mortgage debt maturing in 1996 (Note C). The non-recourse debt maturing on Hidden Valley Exchange Shopping Center, Foothills Village Shopping Center, The Market Shopping Center, and The Cascade Apartments totals $8,127,171. In addition, Hidden Valley Exchange Shopping Center and The Market Shopping Center have delinquent real estate taxes of $115,293. As of December 31, 1995, these properties have a combined net book value of $7,840,629.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONT'D.

NOTE C--MORTGAGE DEBT

Non-recourse mortgage debt consists of the following:

                                           December 31,
                                       1995           1994

Collateralized by Investment Property

   First Mortgages
     Hidden Valley Exchange S.C.   $   811,973    $   814,035
     The Market S.C/Hidden Valley    1,825,697      1,702,916

     Foothills Village S.C.          2,621,779      2,621,714

     The Colony Apts.                3,699,260      3,500,000
     Cascade Apts.                   1,914,656      1,950,441

   Second Mortgage
     Foothills Village S.C.            953,066        986,586

                                   $11,826,431    $11,575,692

Hidden Valley Exchange Shopping Center (Hidden Valley) and The
Market Shopping Center (The Market)
In February 1993, a $750,000 note, collateralized by Hidden Valley and assignment of its rents and leases, was increased to $820,000 and converted to a mortgage payable. This loan matures December 10, 1996. The interest rate is prime plus 1.5%. The prime rate at December 31, 1995 was 8.5%. Also in February 1993, a $1,650,000 note, collateralized by Hidden Valley and The Market, was increased to $1,800,000 and converted to a mortgage payable.

In August of 1995 an advance on the $1,800,000 note brought the balance to $1,825,696. This loan is payable at 8.5% interest with a thirty year amortization rate through the maturity date of August 1, 2000.

Foothills Village Shopping Center (Foothills)
A purchase money note in the amount of $2,621,714 is collateralized by Foothills. Interest only payments are due monthly at the rate of 10% through the maturity date of November 11, 1996.

On December 24, 1990, the Partnership secured a line of credit note, collateralized by the second mortgage on Foothills, in the amount of $1,000,000. On February 26, 1993, this note was converted to a mortgage payable at 8% interest with a twenty-five year amortization rate through the maturity date of December 10, 1996.

The Colony Apartments (The Colony)
On January 17, 1995, the purchase money note in the amount of $3,500,000 was retired through the issuance of a new mortgage. This new mortgage in the original amount of $3,728,000 is due in February, 2005. The interest rate is fixed for the term of the loan at 10.09%, with monthly principal and interest payments of $34,113.

Cascade Apartments (Cascade)
A 9.875% note is collateralized by Cascade. Both principal and interest payments are made in an amount necessary to amortize the $2,100,000 loan over 25 years with the unpaid principal due on the maturity date of March 1, 1995. The lender has given a verbal commitment to extend the mortgage on a month-to-month basis. The Partnership will make monthly principal, interest and escrow payments until permanent financing is found.

Cash paid for interest totaled $1,364,166, $1,058,076 and $1,179,810 during 1995, 1994, and 1993, respectively.

Maturities of mortgage debt are as follows:
               1996        $ 6,353,268
               1997             57,026
               1998             62,790
               1999             69,141
               2000          1,818,476
               Thereafter    3,465,730
               TOTAL       $11,826,431

NOTE D--RELATED PARTY TRANSACTIONS

Through December 31, 1994, property management services were provided by The Hoyt Group, a Kansas Corporation in which the individual General Partner had a majority interest. As of January 1, 1995, SPECS, Inc., a Kansas Corporation in which the individual General Partner has a minority interest, receives property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10Q and 10K preparation, and investor services. Amounts paid by the Partnership to The Hoyt Group and SPECS, Inc. are as follows:

                                 Years Ended December 31,
                                1995       1994       1993
Property management fees      $107,915   $ 94,860   $ 84,511
Professional services           46,000      -0-        -0-
                              $153,915   $ 94,860   $ 84,511

These professional services were provided by an unrelated entity previous to January 1 , 1995.

The General Partners are entitled to receive a Partnership Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the normal operations of the Partnership except for Hidden Valley and The Market whose Management Fee is equal to 3% of Cash Flow From Operations. There was no management fee due for the years ending December 31, 1995, 1994 and 1993.

Amounts due from (to) related parties consist of the following:

                                     Years Ended December 31,
                                      1995             1994

SIR Inc.                           $   23,721       $  23,000
Secured Investment Resources
  Fund, L.P. III                      (74,643)         (85,100)

Due From (To) Related Parties      $  (50,922)      $  (62,100)


Advances to SIR Inc. are scheduled to be reimbursed in 1996.

In May, 1995, the Partnership began repaying the monies owed to Secured Investment Resources Fund, L.P. III at the rate of $3,000 per month which includes 9% interest.

NOTE E--CASH DISTRIBUTIONS

No distributions have been made since January 1990. Future distributions will be made only from excess cash flow not needed for working capital reserves.

NOTE F--PARTNERSHIP LIQUIDITY

The Partnership operates within the real estate industry and is subject to its economic forces, which contributes additional liquidity risk to the Partnership's investment portfolio. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes and other acts of God and other factors beyond the control of the Partnership's management. The illiquidity of real estate investments generally may impair the ability of the Partnership to respond promptly to changing economic conditions.

The General Partners believe that sufficient working capital will be available to fund known, ongoing operating and capital expenditure requirements of the Partnership during 1996. The primary sources of working capital during 1996 are expected to be cash flow from operations and proceeds from mortgage refinancing.

The Partnership is actively seeking a mortgage lender for the Cascade Apartments mortgage. This mortgage presently has an interest rate of 9.875%. The projected new loan proceeds would include refinancing costs as well as reserves for capital improvements as needed on the mortgaged properties.

Certain positive factors are expected to affect 1996 operations. Occupancy levels on the commercial properties have improved and stabilized requiring less tenant improvement costs and leasing commission expense. The two residential properties are expected to maintain, if not increase, their levels of occupancy and income during 1996. Management believes revenue will increase from 1995 levels because of this leasing activity. It is anticipated that property operating expenses in 1996 will increase only slightly from those amounts which were incurred during 1995.

Interest expense on the variable rate notes payable is expected to increase slightly over those levels realized during 1995. The availability of the liquidity sources and accomplishment of these objectives are partially predicated on the real estate economic conditions discussed above, which are beyond the control of the Partnership and will influence the achieved results.

NOTE G--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                           December 31,
                                       1995           1994
Vendor accounts payable            $     14,032   $     34,196
Property taxes                          178,416        299,593
Professional fees                        28,176         23,622
Utilities                                13,013          8,564
Accrued Payroll and taxes                 7,119          5,921
                                   $    240,756   $    371,896

As of December 31, 1995, delinquent real estate taxes consist of 1995, 1994 and 1993 taxes for Hidden Valley and The Market. Real estate taxes on all other Partnership properties are current as of December 31, 1995.

NOTE H--INCOME TAX

The Partners' capital accounts differ for financial reporting purposes and federal income tax purposes. The primary difference results from depreciation and amortization and provision for doubtful accounts. The effect of these items is summarized as follows:
                                                December 31,

                                       1995          1994

Financial reporting basis:
  Total assets                     $ 12,398,394  $ 12,973,205
  Total liabilities                 (12,343,121)  (12,432,653)

  Total Partners' capital          $     55,273  $    540,552

Tax basis:
  Total assets                     $ 11,537,581  $ 12,273,157
  Total liabilities                 (12,291,638)  (12,432,652)

  Total Partners' capital          $   (754,057) $   (159,495)

                                       Years Ended December 31,

                                  1995           1994          1993
Partnership loss-financial
  reporting purposes          $   (485,279)  $   (500,900)  $  (584,597)
Book versus tax differences
  due to:
    Depreciation and
      amortization                 (57,364)       (54,856)      (73,144)
    Provision for doubtful
      accounts                     (49,902)        (8,976)       23,083
    Other                           (2,017)       (28,636)       83,767
                                  (109,283)       (92,468)       33,706
Partnership loss-federal
  income tax purposes         $   (594,562)  $   (593,368)  $  (550,891)

NOTE I--LEASES

Rental income on investment properties is reported when earned. The Partnership leases its commercial properties under non-cancelable operating lease agreements. The Partnership's residential properties are leased under short-term lease agreements. Future minimum rents to be received as of December 31, 1995 are as follows:

          1996                     $   556,842
          1997                         287,668
          1998                         105,107
          1999                          86,588
          2000                          54,980
          Thereafter                   163,215
          Total                    $ 1,254,400


NOTE J--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Long-Term Debt. The fair value of the Partnership's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

The estimated fair values of the Partnership's financial instruments are as follows:


                                      Carrying         Fair
          1995                         Amount         Value

     Long-term debt                   $11,826,400   $11,916,000

Item 9. Changes in and Disagreements with Registrant's Certifying Accountants on Accounting and Financial Disclosure.

         None

                              PART III

Item 10. Directors and Executive Officers of the Registrant.

         The General Partners of the Partnership are James R.
         Hoyt and Secured Investment Resources, Inc.

         Secured Investment Resources, Inc. (the "Corporate General Partner") was incorporated under the laws of the State of Kansas on December , 1983 for the purpose of acting as General Partner and the Acquisition Agent of the Partnership.

         James R. Hoyt is the sole director and officer of the Corporate General Partner.

         James R. Hoyt, the Individual General Partner, age 58, holds a Bachelor's Degree in Business Administration and is a licensed real estate broker in two states.
         Mr. Hoyt has been actively involved for more than the past twenty years in various real estate endeavors including development, syndication, property management and brokerage.

         Mr. Hoyt is the Individual General Partner and sponsor of Secured Investment Resources Fund, L.P. II, (S.I.R.
         II) and Secured Investment Resources Fund, L.P. III, (S.I.R. III). Since 1983, Mr. Hoyt has also been involved as the Individual General Partner in ten specified real estate private placement offerings. As of December 31, 1995, these partnerships, including Secured Investment Resources Fund, L.P., have raised a total of $60,709,750.

Item 11. Management Compensation

         During 1995, The Partnership paid $107,915 in fees to related parties for property management services.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

         (a)  Security ownership of certain beneficial owners.

              No individual or group as defined by Section
              13(d)(3) of the Securities Exchange Act of 1934, known to the registrant is the beneficial owner of more than 5 percent of the registrant's securities.

         (b)  Security ownership of Management.

              The General Partners own less than 1%.

         (c)  Change in Control.

              None.

Item 13. Certain Relationships and Related Transactions.

         See Notes to Consolidated Financial Statements, Note D, appearing in Item 8.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


         (a)(1)    The following Financial Statements of Secured
                   Investment Resources Fund, L.P. are included in
                   Item 8:

                                                                  Page

                   (i)   Independent Auditors' Report               10

                   (ii)  Consolidated Balance Sheets -
                          December 31, 1995 and 1994             11-12

                   (iii) Consolidated Statements of Operations -
                          Years Ended December 31, 1995,
                          1994 and 1993                             13

                   (iv)  Consolidated Statements of Partnership
                          Capital - Years ended December 31,
                          1995, 1994 and 1993                       14

                   (v)   Consolidated Statements of Cash Flows -
                          Years Ended December 31, 1995,
                          1994 and 1993                          15-16

                   (vi)  Notes to Consolidated Financial
                          Statements                             17-23


         (a)(2) The following Financial Statement Schedules are filed as part of this report:

                   (i)   Schedule II - Allowance for
                          Doubtful Accounts                         32

                   (ii)  Schedule III - Real Estate and
                          Accumulated Depreciation               33-34

         All schedules other than those indicated in the index have been omitted as the required information is presented in the financial statements, related notes or is inapplicable.

    (a)(3) The following Exhibits are Incorporated by Reference and are an integral part of this Form 10-K.

    Exhibit Number                     Description

         (4)            (a)  Restated Certificate and Agreement
                             of Limited Partnership. (iii)

                        (b)  Second Amendment to Restated
                             Certificate and Agreement of
                             Limited Partnership. (i)

         (10)           (a)  Property Management Agreement, as
                             amended. (i)

                        (b)  Escrow Agreement. (i)

                        (c)  Administrative Services Agreement. (i)

                        (d)  Amendment No. 1 to Escrow
                             Agreement. (i)

                        (e)  Agreement of Sale for The Colony
                             Apartments. (v)

                        (f)  Purchase Money Short-Term Note for
                             The Colony Apartments. (v)

                        (g)  Purchase Money Deed of Trust for
                             The Colony Apartments. (v)

                        (h)  Purchase Money Wraparound Deed of
                             Trust for The Colony Apartments. (v)

                        (i)  Purchase Money Wraparound Deed of
                             Trust for The Colony Apartments. (v)

                        (j)  Real Estate Contract of Sale for
                             The Cascade Apartments. (v)

                        (k)  Lease Agreement for Certain
                             Portions of The Cascade Apartments. (v)

                        (l)  Real Estate Contract of Sale for
                             the Hidden Valley Exchange Shopping
                             Center. (vi)

                        (m)  Real Estate Contract of Sale for
                             the Foothills Village Shopping
                             Center. (vii)

   Exhibit Number                          Description

                        (n)  Real Estate Contract of Sale for
                             the Market Shopping Center. (viii)

                        (o)  Assignment of Real Estate Contract
                             (The Market Shopping Center). (viii)

         (16)           (a)  Letter Regarding Change in
                             Certified Accountant. (ix), (x)

         (28)           (a)  Guarantee of James R. Hoyt. (ii)

                        (b)  Guarantee of General Partners. (ii)

                        (c)  North Carolina Special Warranty
                             Deed for The Colony Apartments. (v)

                        (d)  General Warranty Deed for The
                             Cascade Apartments. (v)

    (i) Previously filed on September 13, 1985 as an Exhibit to Post-Effective Amendment #2 to the Registration Statement on Form S-11 (file no. 2-90975) such Exhibit and Registration Statement incorporated herein by reference.

    (ii) Previously filed on September 19, 1984 as an Exhibit to Amendment #2 to the Registration Statement of Form S-11 such Exhibit and Registration Statement incorporated herein by reference.

    (iii) Previously included in the Prospectus filed as part of Amendment #2 to Registration Statement and incorporated herein by reference.

    (iv) Previously filed as an exhibit to a current report on Form 8-K dated February 1, 1985 which exhibit and Form are incorporated herein by reference.

    (v) Previously filed on January 6, 1986 as an exhibit to Post-Effective Amendment #3 to the Registration Statements on Form S-11, such Exhibit and Registration Statement incorporated herein by reference.

    (vi) Previously filed as an exhibit to a report on Form 8-K dated September 30, 1986, which exhibit and Form are incorporated herein by reference.

    (vii) Previously filed as an Exhibit to a report on Form 8-K dated November 10, 1986, which Exhibit and Form are incorporated herein by reference.

    (viii) Previously filed as an Exhibit to a report on Form 8-K dated November 20, 1986, which Exhibit and Form are incorporated herein by reference.

    (ix) Previously filed as an Exhibit to a report on Form 8-K dated December 5, 1986, which Exhibit and Form are incorporated herein by reference.

    (x) Previously filed as an Exhibit to a current report on Form 8-K dated December 4, 1989, which Exhibit and Form are incorporated herein by reference.

    (b)  Report of Form 8-K filed during the fourth quarter.

         None.


(The remainder of this page intentionally left blank.)

                         Secured Investment Resources Fund L.P.
                     Schedule II - Allowance for Doubtful Accounts
                                   December 31, 1995


                  Balance at      Additions    Bad Debt Write  Balance at
                 Beginning of    Charged to     Offs Deducted     End
                    Period       Operations    From Allowance  of Period
For Years Ended December 31,

     1993            $127,369       $64,825           $41,742    $150,452

     1994             150,452        46,068            55,044     141,476

     1995             141,476        36,819           121,095      57,200

                                               Secured Investment Resources Fund, L.P.
                                                 Schedule III - Real Estate & Accumulated Depreciation
                                                                   December 31, 1995
                                         Initial Cost to Partnership  (A)     Subsequent to Acquisition
                                                 Buildings &  Furniture                      Reduction
                         Encumbrances     Land   Improvements Equipment        Improvements  of Basis (B)
Other Equipment                                                                     $2,672

Garden Apartments:
   Colony Apts             $3,699,260 $  578,791    $5,035,482    $259,367        $349,737
   Burlington, NC

   Cascade Apts             1,914,656    389,924     1,903,915     254,347         119,135
   Topeka, KS

Strip Shopping Centers
   Hidden Valley              811,973    293,715     1,775,991                     140,338    $( 91,218)
   Independence, MO

   Foothill                 3,574,845  1,069,233     3,661,619                     864,942
   Las Vegas, NV

   The Market Square        1,825,697    265,250     1,196,129                      16,032     ( 46,869)
   Overland Park,KS
                          $11,826,431 $2,596,913   $13,573,136    $513,714      $1,492,856    $(138,087)

                                                Gross Amount at Which
                                                Carried at Close of Period
                                    Buildings &  Furniture               Accumulated         Date    Depreciation
                              Land Improvements  Equipment     Total    Depreciation       Acquired      Life
Other Equipment                                      2,672       2,672         2,604

Garden Apartments:
   Colony Apartments       578,791   5,222,557     422,029   6,223,377     2,103,823       16-Oct-85 30 Yrs (1)
   Burlington, NC                                                                                     5 Yrs (2)

   Cascade Apartments      390,509   2,052,014     224,797   2,667,320       953,262       19-Dec-85 30 Yrs (1)
   Topeka, KS                                                                                         5 Yrs (2)

Strip Shopping Centers
   Hidden Valley           277,809   1,747,242      93,776   2,118,827       590,294       30-Sep-85 30 Yrs (1)
   Independence, MO                                                                                   5 Yrs (2)

   Foothills             1,069,233   3,721,335     805,226   5,595,794     1,666,517      13-Nov-85 30 Yrs (1)
   Las Vegas, NV                                                                                     5 Yrs (2)

   Market Square           256,345   1,170,621       3,576   1,430,542       761,781       18-Nov-85 30 Yrs (1)
   Overland Park, KS                                                                                  5 Yrs (2)
                        $2,572,687 $13,913,769  $1,552,076 $18,038,532    $6,078,281


(1) Estimated useful life of buildings.
(2) Estimated useful life of furniture and fixtures.
(3) Includes Allowance for Losses of $405,000.

NOTES:

(A) The initial cost to the Partnership represents the original purchase price of the properties, including $181,643 and
$7,943 of
    improvements incurred in 1986 and 1985, respectively, which were contemplated at the time the property was acquired.

(B) Receipts received under the terms of certain guarantee agreements are recorded by the Partnership as a reduction of the basis
    of the property to which the guaranteed income relates.

                                        Secured Investment Resources Fund, L.P.
                         Schedule III - Real Estate & Accumulated Depreciation -- Continued
                                        December 31, 1995

                                                                                   Furniture
                                                                    Buildings &   Fixtures &
                                            Total         Land     Improvements    Equipment
Reconciliation of Real Estate Owned:
Balance at  January  1, 1993             $17,663,567   $2,572,687   $13,716,007   $1,374,873
 Additions during year:
    Improvements                              50,146                     27,996       22,150
Balance at December 31, 1993             $17,713,713   $2,572,687   $13,744,003   $1,397,023
 Additions during year:
    Improvements                             142,105                     60,565       81,540

Balance at December 31, 1994              17,855,818    2,572,687    13,804,568    1,478,563
   Additions during year:
      Improvements                           182,714                    109,201       73,513

Balance at December 31, 1995             $18,038,532   $2,572,687   $13,913,769   $1,552,076

(D) Reconciliation of Accumulated Depreciation:
Balance at  January  1, 1993               4,342,911            0    $3,601,405     $741,506
 Additions during year:
    Depreciation                             574,235                    468,076      106,159
    Reclassifications                                                   276,564     (276,564)
Balance at December 31, 1993               4,917,146            0     4,346,045      571,101
 Additions during year:
    Depreciation                            576,209                     419,540      156,669
Balance at December 31, 1994             $5,493,355    $        0    $4,765,585     $727,770
   Additions during year:
   Depreciation                             584,926                     277,906      307,020
Balance at December 31, 1995             $6,078,281             0    $5,043,491   $1,034,790

(E)  The total gross amount of real estate at December 31, 1995 includes
     $971,323 of acquisition fees paid to affiliates.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    SECURED INVESTMENT RESOURCES FUND, L.P.
                    A Kansas Limited Partnership


(Registrant)

                                                      By:

                              James R. Hoyt
                          as Individual General Partner


                                                      Date:



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                      By: Secured
Investment Resources, Inc.,
                          as Corporate General Partner

                                                      By:

                                James R. Hoyt, President


                                                      Date:



Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    SECURED INVESTMENT RESOURCES FUND, L.P.
                    A Kansas Limited Partnership


(Registrant)

                                                      By:

                              James R. Hoyt
                          as Individual General Partner


                                                      Date:



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                      By: Secured
Investment Resources, Inc.,
                          as Corporate General Partner

                                                      By:

                                James R. Hoyt, President


                                                      Date:



Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.