Form 10-Q
period 1996-03-31
SECURED INVESTMENT RESOURCES FUND LP
filed 1996-05-16
CIK 745481

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended       March 31, 1996

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

           SECURED INVESTMENT RESOURCES FUND, L.P.


                                   Index


PART I.   FINANCIAL INFORMATION                        Page

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets --
          March 31, 1996 and December 31, 1995          3-4

          Consolidated Statements of Operations --
          Three Months Ended March 31, 1996 and 1995      5

          Consolidated Statements of Partnership
          Capital -- Three Months Ended March 31, 1996
          and the Years Ended December 31, 1995,
          and 1994                                        6

          Consolidated Statements of Cash Flows --
          Three Months Ended March 31, 1996 and 1995    7-8

          Notes to Consolidated Financial Statements    9-10

Item 2.   Managements Discussion and Analysis
           of Financial Condition and Results
           of Operations                               11-12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                             13

Item 2.   Changes in Securities                         13

Item 3.   Defaults Upon Senior Securities               13

Item 4.   Submission of Matters to a Vote of
          Security Holders                              13

Item 5.   Other Information                             13

Item 6.   Exhibits and Reports on Form 8-K              13


SIGNATURES                                              14

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED BALANCE SHEETS


                                           March 31,
                                             1996       December 31,
                                         (Unaudited)        1995

ASSETS

INVESTMENT PROPERTIES
  Land and buildings                    $  16,498,400   $ 16,486,456
  Furniture, fixtures and equipment         1,589,876      1,552,076
                                           18,088,276     18,038,532
  Less accumulated depreciation
    and allowance for losses                6,222,339      6,078,281
                                           11,865,937     11,960,251

OTHER ASSETS
  Cash                                        159,814        161,414
  Rents and other receivables, less
    allowance of $45,100 in 1996
    and $57,200 in 1995                        20,736         18,351
  Prepaid expenses                             61,307          8,257
  Debt issuance costs, net of
    accumulated amortization of
    $48,194 in 1996 and $41,550
    in 1995                                   142,788        149,231
  Commercial commissions,
    deposits and other                         24,245         27,591
  Restricted deposits                          58,971         73,299
                                              467,861        438,143


     TOTAL ASSETS                       $  12,333,798   $ 12,398,394

SECURED INVESTMENT RESOURCES FUND, L.P.

                                          March 31,
                                           1996        December 31,
                                         (Unaudited)       1995

LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt (Note B)                $  11,831,424  $  11,826,431
  Accrued interest                            115,025         94,146
  Accounts payable and accrued
    expenses                                  303,276        240,756
  Due to related parties (Note C)              52,948         50,922
  Unearned revenue                             48,476         51,483
  Tenant security deposits                     72,288         79,383

    TOTAL LIABILITIES                      12,423,437     12,343,121

PARTNERSHIP CAPITAL

  General Partners
    Capital contribution                        1,000          1,000
    Partnership deficit                       (56,994)       (55,545)
                                              (55,994)       (54,545)
  Limited Partners
    Capital contributions                   5,608,838      5,608,838
    Partnership deficit                    (5,642,483)    (5,499,020)
                                              (33,645)       109,818

    TOTAL PARTNERSHIP CAPITAL                 (89,639)        55,273

                                        $  12,333,798  $  12,398,394




See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                         Three Months Ended
                               March 31,
                           1996         1995

REVENUES
  Rents                $  541,623   $   553,034
  Interest                  1,242           523
  Maintenance
   escalations             19,435        31,962
                          562,300       585,519

OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses               187,859       178,360
  General and
   administrative
   expenses                11,899        13,544
  Professional services    11,397        12,940
  Mgmt Fees & Reimbursed
   direct expenses         24,303        31,295
                          235,458       236,139

  NET OPERATING INCOME    326,842       349,380

NON-OPERATING EXPENSES
  Interest                321,052       279,024
  Depreciation and
   amortization           150,702       151,346
                          471,754       430,370

PARTNERSHIP LOSS       $ (144,912)   $ ( 80,990)

Allocation of loss:
  General Partners         (1,449)       (  810)
  Limited Partners       (143,463)     ( 80,180)

                       $ (144,912)    $( 80,990)

Partnership loss per
 limited partnership
  unit                 $   ( 5.77)    $  ( 3.22)



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL

Three months Ended March 31, 1996 (Unaudited) and the Years Ended December 31, 1995 and 1994



                                    General        Limited
                                    Partners       Partners         Total



Balances at January 1, 1994        $   (44,683)   $ 1,086,135    $ 1,041,452

Partnership loss                        (5,009)      (495,891)      (500,900)

Balances at December 31, 1994          (49,692)       590,244        540,552

Partnership loss                        (4,853)      (480,426)      (485,279)

Balances at December 31, 1995          (54,545)       109,818         55,273

Partnership loss                        (1,449)      (143,463)      (144,912)

Balances at March 31, 1996         $   (55,994)   $   (33,645)   $   (89,639)



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                            Three Months Ended
                                                   March 31,
                                           1996           1995

OPERATING ACTIVITIES
 Partnership loss                       $  (144,911)   $  ( 80,990)
 Adjustments to reconcile
  partnership loss to net cash
  provided by (used in) operating
  activities:
    Depreciation and amortization           150,702        151,346
    Provision for losses on rents
     and other receivables                  (12,100)         3,352
  Changes in assets and liabilities:
    Restricted deposits                      14,328       (183,090)
    Rents and other receivables               9,715        208,669
    Prepaid expenses                        (53,050)       (29,213)
    Debt issuance costs                     (   200)       (43,869)
    Commercial commission, deposits
        and other                             3,345          3,121
    Account payable and
     accrued expenses                        62,519       (120,076)
    Accrued interest                         20,880    (84,706
    Unearned revenue                        ( 3,007)        (6,380)
  Tenant security deposits                   (7,096)        2,310

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                        41,125       (179,526)

INVESTING ACTIVITIES
  Purchase of and improvements
    to investment property                 ( 49,744)      ( 30,433)
 NET CASH USED IN
  INVESTING ACTIVITIES                     ( 49,744)      ( 30,433)

SECURED INVESTMENT RESOURCES FUND, L.P.

                                            Three Months Ended
                                                 March 31,
                                           1996           1995

FINANCING ACTIVITIES

  Mortgage Proceeds                     $     -0-      $3,728,000
  Payoff Matured Mortgage                     -0-      (3,500,000)
  Due To Related Parties                      2,026         -0-
  Principal payments on
    long-term debt                            4,993       (19,670)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                        7,019       208,330

DECREASE IN CASH
 AND CASH EQUIVALENTS                       ( 1,600)       (1,629)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                        161,414       182,262

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                         $    159,814    $  180,633




See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:

                                     March 31,     December 31,
                                       1996            1995
First Mortgages:
  The Colony Apartments            $  3,690,158    $  3,699,260
  Foothills Village S.C.              2,621,779       2,621,779
  Cascade Apartments                  1,905,146       1,914,656
  The Market S.C./Hidden Valley
    Exchange S.C.                     1,825,697       1,825,697
  Hidden Valley Exchange S.C.           811,973         811,973


Second Mortgages:
  Foothills Village S.C.                976,671         953,066
                                   $ 11,831,424    $ 11,826,431

Interest expense totaled $321,052 and $279,024 for the three months ending March 31, 1996 and 1995, respectively.

The mortgage for Cascade Apartments matured March 1, 1995. The present mortgage holder has verbally agreed to temporarily extend the mortgage on a month-to-month basis.

NOTE C--RELATED PARTY TRANSACTIONS

Through December 31, 1994, property management services were provided by The Hoyt Group, a Kansas Corporation in which the individual General Partner had a majority interest. As of January 1, 1995, SPECS, Inc., a Kansas Corporation in which the individual General Partner has a minority interest, received property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10Q and 10K preparation, and investor services. Amounts paid by the Partnership to The Hoyt Group and SPECS, Inc. are as follows:

                                       Three Months Ended
                                             March 31,
                                       1996           1995

Property management fees           $    24,303    $    31,295
Professional services                    2,500           -0-
                                   $    26,803    $    31,295

Amounts due to (from) related parties consist of the following:

                                      March 31,   December 31,
                                       1996           1995
Secured Investment Resources
 Fund, L.P. II                     $     (5,000)  $    -0-
Secured Investment Resources
 Fund, L.P. III                         (72,202)      (74,643)
Secured Investment Resources
 Fund, L.P.                              24,254        23,721

Due From Related Parties           $    (52,948)  $   (50,922)



NOTE D--CASH DISTRIBUTIONS

No distributions have been made since January 1990. Future distributions will be made only from excess cash flow not needed for working capital reserves.



(The remainder of this page intentionally left blank.)

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

     Revenues for the first three months of 1996 decreased by $23,000 (4.0%) compared with the same period last year. Apartment rentals increased $10,000 and commercial properties accounted for decreases of $33,000. The stronger apartment market allowed the Partnership to continue increasing rental rates, and discontinue the offering of rental concessions, while maintaining a high occupancy. Several smaller leases are in negotiations at Foothills Shopping Center and Hidden Valley Shopping Center. A major lease has been signed at the Market Square which will go into effect in the second quarter and will increase revenues for future quarters.

     Total operating and administrative expenses increased $7,900 (4.1%) when comparing the first three months of 1996 to the first three months of 1995. Increased rental rates have resulted in increased resident turnover. This increased turnover has caused increased contracted services and payroll expenses. Professional services have declined $1,500 (11.6%).

     The Partnership anticipates that operating results for the first three months will show an increase in revenues due to new leases signed on the commercial properties.

Liquidity and Capital Resources

     During the first three months of 1996 $41,000 of cash was generated in operating activities, $50,000 was used for investing activities and $7,000 was provided through financing activities.

     The mortgage for Cascade Apartments matured in March, 1995.
     The existing mortgage holder has verbally agreed to extend this note on a month-to-month basis.

     The General Partners also anticipate that 1996 cash flow from operations will continue to improve because of strong occupancy, rental rate increases, stabilized expenses, and new leases signed on commercial properties.

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

               Inapplicable.

     Item 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Inapplicable.

     Item 5.   OTHER INFORMATION

               Inapplicable.


     Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

              (a)   Exhibits

                    None.

              (b)   Reports on Form 8-K

                    There were no reports on Form 8-K filed
                    during the quarter ended March 31, 1996.

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


                         Date:  May 15, 1996

                         By:  Secured Investment Resources, Inc.
                              as Corporate General Partner


                         By:
                                   James R. Hoyt, President


                         Date:  May 15, 1996

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                         SECURED INVESTMENT RESOURCES FUND, L.P.
                         A Kansas Limited Partnership
                         (Registrant)



                         By:      /s/ James R. Hoyt
                                   James R. Hoyt
                              as Individual General Partner


                         Date:  May 15, 1996


                         By:  Secured Investment Resources, Inc.
                              as Corporate General Partner


                         By:      /s/ James R. Hoyt
                                   James R. Hoyt, President


                         Date:  May 15, 1996