Form 10-Q
period 1996-06-30
SECURED INVESTMENT RESOURCES FUND LP
filed 1996-08-14
CIK 745481

FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended       June 30, 1996

                                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period                   to
Commission file number                   0-14542


              SECURED INVESTMENT RESOURCES FUND, L.P.
        Exact name of registrant as specified in its charter)


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

                SECURED INVESTMENT RESOURCES FUND, L.P.

                                        Index


PART I.   FINANCIAL INFORMATION                        Page

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets --
           June 30, 1996 and December 31, 1995        3-4

          Consolidated Statements of Operations --
           Three and Six Months Ended June 30,
           1996 and 1995                                5

          Consolidated Statements of Partnership
           Capital -- Six Months Ended June 30, 1996
           and the Years Ended December 31, 1995,
           and 1994                                     6

          Consolidated Statements of Cash Flows --
           Six Months Ended June 30, 1996 and 1995    7-8

          Notes to Consolidated Financial Statements 9-10

Item 2.   Managements Discussion and Analysis
           of Financial Condition and Results
           of Operations                            11-12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                            13

Item 2.   Changes in Securities                        13

Item 3.   Defaults Upon Senior Securities              13

Item 4.   Submission of Matters to a Vote of
           Security Holders                            13

Item 5.   Other Information                            13

Item 6.   Exhibits and Reports on Form 8-K             13


SIGNATURES                                             14

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED BALANCE SHEETS


                                           June 30,
                                             1996       December 31,
                                         (Unaudited)        1995

ASSETS

INVESTMENT PROPERTIES
  Land and buildings                     $ 16,516,137   $ 16,486,456
  Furniture, fixtures and equipment         1,621,631      1,552,076
                                           __________     __________
                                            18,137,768     18,038,532
  Less accumulated depreciation
   and allowance for losses                 6,366,387      6,078,281
                                           __________     __________
                                           11,771,381     11,960,251

OTHER ASSETS
  Cash                                        216,880        161,414
  Rents and other receivables, less
   allowance of $54,400 in 1996
   and $57,200 in 1995                         19,475         18,351
  Prepaid expenses                             34,143          8,257
  Debt issuance costs, net of
   accumulated amortization of
   $52,838 in 1996 and $41,550
   in 1995                                    140,943        149,231
  Commercial commissions,
   deposits and other                          21,897         27,591
  Restricted deposits                          28,006         73,299
                                           __________     __________
                                              461,344        438,143
                                           __________     __________


     TOTAL ASSETS                        $ 12,232,725   $ 12,398,394
                                           __________     __________

SECURED INVESTMENT RESOURCES FUND, L.P.

                                          June 30,
                                           1996        December 31,
                                         (Unaudited)       1995

LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt (Note B)                $  12,017,413  $  11,826,431
  Accrued interest                            111,611         94,146
  Accounts payable and accrued
   expenses                                   191,474        240,756
  Due to related parties (Note C)              52,415         50,922
  Unearned revenue                             46,324         51,483
  Tenant security deposits                     84,813         79,383
                                           __________     __________

    TOTAL LIABILITIES                      12,504,050     12,343,121
                                           __________     __________

PARTNERSHIP CAPITAL

  General Partners
    Capital contribution                        1,000          1,000
    Partnership deficit                       (58,811)       (55,545)
                                           __________     __________
                                              (57,811)       (54,545)
                                           __________     __________
 Limited Partners
    Capital contributions                   5,608,838      5,608,838
    Partnership deficit                    (5,822,352)    (5,499,020)
                                           __________     __________
                                             (213,514)       109,818

    TOTAL PARTNERSHIP CAPITAL                (271,325)        55,273
                                           __________     __________

                                        $  12,232,725  $  12,398,394
                                           __________     __________




See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                          Six Months Ended            Three Months Ended
                               June 30,                      June 30,
                           1996         1995            1996          1995


REVENUES
  Rents                $1,082,812    $1,097,322     $  541,189    $ 544,288
  Interest                  2,453         3,200          1,211        2,677
  Maintenance
   escalations             37,013        39,681         17,578        7,719
                       __________    __________      __________   __________
                        1,122,278     1,140,203        559,978      554,684
                       __________    __________      __________   __________
OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses               379,028       372,993        191,169      194,633
  General and
   administrative
   expenses                25,990        28,592         14,091       15,048
  Professional services    46,725        27,871         35,328       14,931
  Management Fees          49,051        56,209         24,748       24,914
                       __________    __________      __________   __________
                          500,794       485,665        265,336      249,526
                       __________    __________      __________   __________
  NET OPERATING INCOME    621,484       654,538        294,642      305,158

NON-OPERATING EXPENSES
  Interest                648,688       566,383        327,636      287,359
  Depreciation and
   amortization           299,394       303,873        148,692      152,527
                       __________    __________      __________   __________
                          948,082       870,256        476,328      439,886
                       __________    __________      __________   __________

PARTNERSHIP LOSS       $ (326,598)   $ (215,718)    $ (181,686)   $(134,728)
                       __________    __________      __________   __________
Allocation of loss:
  General Partners         (3,266)       (2,157)        (1,817)      (1,347)
  Limited Partners       (323,332)     (213,561)      (179,869)    (133,381)
                       __________    __________      __________   __________
                       $ (326,598)   $ (215,718)    $ (181,686)   $(134,728)
                       __________    __________      __________   __________
Partnership loss per
 limited partnership
  unit                 $   (13.00)   $   ( 8.58)    $    (7.23)   $   (5.36)
                       __________    __________      __________   __________


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL

Six months Ended June 30, 1996 (Unaudited) and the Years Ended December 31, 1995 and 1994



                                    General        Limited
                                    Partners       Partners         Total



Balances at January 1, 1994        $   (44,683)   $ 1,086,135    $ 1,041,452

Partnership loss                        (5,009)      (495,891)      (500,900)
                                     __________     __________     __________
Balances at December 31, 1994          (49,692)       590,244        540,552

Partnership loss                        (4,853)      (480,426)      (485,279)
                                     __________     __________     __________
Balances at December 31, 1995          (54,545)       109,818         55,273

Partnership loss                        (3,266)      (323,332)      (326,598)
                                     __________     __________     __________

Balances at June 30, 1996          $   (57,811)   $  (213,514)   $  (271,325)
                                     __________     __________     __________



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                              Six Months Ended
                                                   June 30,
                                           1996           1995

OPERATING ACTIVITIES
  Partnership loss                      $  (326,598)   $  (215,718)
  Adjustments to reconcile
   partnership loss to net cash
   provided by (used in) operating
   activities:
    Depreciation and amortization           305,734        310,533
    Provision for losses on rents
     and other receivables                   (2,800)       (64,264)
  Changes in assets and liabilities:
    Restricted deposits                      45,292       (129,554)
    Rents and other receivables               1,676        287,611
    Prepaid expenses                        (25,885)       (14,377)
    Debt issuance costs                      (2,999)       (43,869)
    Commercial commission, deposits
     and other                                 (646)       (11,772)
    Account payable and
     accrued expenses                       (49,282)       (52,564)
    Accrued interest                         17,465        (112,479
    Unearned revenue                         (5,159)        (5,782)
    Tenant security deposits                  5,429          5,315
                                         __________     __________
NET CASH USED IN
 OPERATING ACTIVITIES                       (37,773)       (46,920)
                                          __________     __________
INVESTING ACTIVITIES
  Purchase of and improvements
   to investment property                   (99,235)      (128,109)
                                         __________     __________
NET CASH USED IN
 INVESTING ACTIVITIES                       (99,235)      (128,109)
                                         __________     __________

SECURED INVESTMENT RESOURCES FUND, L.P.

                                             Six Months Ended
                                                 June 30,
                                           1996           1995

FINANCING ACTIVITIES

  Mortgage Proceeds                     $   410,000    $       -0-
  Due To Related Parties                      1,492           (202)
  Principal payments on
   long-term debt                          (219,018)       171,525
                                         __________     __________
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                      192,474        171,323
                                         __________     __________
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                        55,466         (3,706)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                        161,414        182,262
                                         __________     __________
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          $   216,880    $   178,556
                                         __________     __________



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:

                                      June 30,     December 31,
                                       1996            1995
Collateralized by Investment
 Property:

First Mortgages:
  The Colony Apartments            $  3,680,825    $  3,699,260
  Foothills Village S.C.              2,621,779       2,621,779
  Cascade Apartments                  1,895,400       1,914,656
  The Market S.C./Hidden Valley
   Exchange S.C.                      1,616,629       1,825,697
  Hidden Valley Exchange S.C.           816,109         811,973

Second Mortgages:
  Foothills Village, S.C.               976,671         953,066
  The Market S.C.                       410,000
                                     __________      __________
                                   $ 12,017,413    $ 11,826,431
                                      __________     __________

Interest expense totaled $648,688 and $566,383 for the six months ending June 30, 1996 and 1995, respectively.

The mortgage for Cascade Apartments matured March 1, 1995. The present mortgage holder has verbally agreed to temporarily extend the mortgage on a month-to-month basis.

On May 28, 1996, the Partnership signed a note, collateralized by a second mortgage on The Market and Foothills Village, in the amount of $410,000 at 7% interest. The Partnership will make monthly principal and interest payments on this and the first note in the amount of $11,426 per month until June 25, 1998 when the entire amount becomes due and payable. The proceeds of this note were used to pay delinquent real estate taxes for both The Market and Foothills Village as well as related loan costs.


NOTE C--RELATED PARTY TRANSACTIONS

SPECS, Inc., a Kansas Corporation in which the individual General Partner has a minority interest, receives property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10Q and 10K preparation, and investor services. Property management fees paid by the Partnership to SPECS, Inc. are as follows:

                                        Six Months Ended
                                             June 30,
                                       1996           1995

Property management fees           $    49,051    $    56,209
                                    __________     __________
Amounts due (to) from related parties consist of the following:

                                     June 30,     December 31,
                                       1996           1995
Secured Investment Resources
 Fund, L.P. III                    $   (72,203)       (74,643)
Secured Investment Resources
 Fund, Inc.                             19,788         23,721
                                    __________     __________
Due (To) From Related Parties      $   (52,415)   $   (50,922)
                                    __________     __________
NOTE D--CASH DISTRIBUTIONS

No distributions have been made since January 1990. Future distributions will be made only from excess cash flow not needed for working capital reserves.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

     Revenues for the first six months of 1996 decreased by $18,000 (1.6%) compared with the same period last year. Apartment rentals increased $12,000 and commercial properties accounted for decreases of $30,000. The stronger apartment market allowed the Partnership to continue increasing rental rates, and discontinue the offering of rental concessions, while maintaining a high occupancy. Several smaller leases have been negotiated at Foothills Shopping Center with move-in dates in third quarter which will bring occupancy to 100%. A major lease has been signed bringing occupancy to 100% at the Market Square effective June 1996 and will increase revenues for this and future quarters.

     Total operating and administrative expenses increased $3,400 (.8%) when comparing the first six months of 1996 to the first six months of 1995. Increased rental rates have resulted in increased resident turnover. This increased turnover has caused increased contracted services and payroll expenses.

     The Partnership anticipates that operating results for the first six months will show an increase in revenues due to new leases signed on the commercial properties.

Liquidity and Capital Resources

     During the first six months of 1996 $37,800 of cash was consumed in operating activities, $99,000 was used for investing activities and $192,500 was provided through financing activities.

     In May 1996, a $410,000 note, collateralized by Hidden
     Valley and The Market, was signed. This loan matures June 25, 1998 and the interest rate is 7%.

     The mortgage for Cascade Apartments matured in March, 1995.
     The existing mortgage holder has verbally agreed to extend this note on a month-to-month basis.

     The General Partners also anticipate that 1996 cash flow from operations will continue to improve because of strong occupancy, rental rate increases, stabilized expenses, and new leases signed on commercial properties.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.--Cont'd.

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

               Inapplicable.

     Item 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Inapplicable.

     Item 5.   OTHER INFORMATION

               Inapplicable.


     Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

              (a)   Exhibits

                    None.

              (b)   Reports on Form 8-K

                    There were no reports on Form 8-K filed
                    during the quarter ended June 30, 1996.

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


                         Date:  August 15, 1996

                         By:  Secured Investment Resources, Inc.
                              as Corporate General Partner


                         By:
                                   James R. Hoyt, President


                         Date:  August 15, 1996

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


                         Date:  August 15, 1996


                         By:  Secured Investment Resources, Inc.
                              as Corporate General Partner


                         By:      /s/ James R. Hoyt
                                   James R. Hoyt, President


                         Date:  August 15, 1996