Form 10-K
period 1996-12-31
SECURED INVESTMENT RESOURCES FUND LP
filed 1997-04-22
CIK 745481

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended  December 31, 1996

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

          Secured Investment Resources Fund, L.P. ("Partnership") is a Kansas limited partnership formed pursuant to the Kansas Revised Uniform Limited Partnership Act on March 30, 1984. James R. Hoyt is the Individual General Partner and Secured Investment Resources, Inc., a Kansas corporation, is the Corporate General Partner. The Partnership was formed with the intent to engage in the business of acquiring, improving, developing, operating and holding for investment, income producing properties with the objectives of (i) preserving and protecting the Partnership's capital; (ii) providing capital gains through potential appreciation; (iii) providing quarterly "tax sheltered" cash distributions from operations; (iv) generating tax losses in excess of tax shelter distributions, which may be used to offset taxable income from other sources; and (v) increasing equity through the reduction of mortgage loans on Partnership properties.

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

          Total rent charges for Sampler Shoppes, Inc. (SSI), the anchor tenant at Foothills Village Shopping Center, represented approximately 9.0% and 8.95% of Partnership rent revenues for the years ended December 31, 1996 and 1995, respectively.

          As of December 31, 1996, the Partnership has made cash distributions to Limited Partners of $5,343,132 for the period June 1, 1985 through December 31, 1996. No distributions have been made since January 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

          As of December 31, 1996, the Partnership had no employees. Employees of SPECS, Inc. provide services to the Partnership. The individual General Partner is a shareholder in SPECS, Inc.

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








         (The remainder of this page intentionally left blank.)

Item 2.   Properties.

          The following table sets forth the investment portfolio of the Partnership at December 31, 1996:


                                                               Average
                              Properties at                   Occupancy(*)
   Property      Description   Initial Cost  Date Acquired     Percentage
                                                              1996     1995
The Colony
Apartments         140 units    $5,940,707   Oct. 16, 1989     90%      94%
Burlington, NC

Cascade
Apartments          86 units    $2,584,253   Dec.  7, 1989     94%      94%
Topeka, KS

Hidden Valley
Exchange         27,200 Sq.Ft.  $2,013,709   Sep. 30, 1986     76%      76%
Shopping Ctr.
Independence, MO

Foothills Village
Shopping Ctr.    66,953 Sq.Ft.  $4,746,556   Nov. 13, 1986     87%      94%
Las Vegas, NV

The Market
Shopping Ctr.    12,782 Sq.Ft.  $1,414,510   Nov. 18, 1986     74%     100%
Overland Park, KS

     (*) Based upon vacancy amount (in dollars) as a percent of gross possible rents.

     Item 3.   Legal Proceedings.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

                              PART II


Item 5.   Market for Registrant's Common Equity and Related Security Holder
          Matters.

          (A) There is no established public trading market for the Units of the Partnership.
          (B)  There have been no distributions the last three years.
          (C) As of December 31, 1996, the Partnership had admitted 1,297 Limited Partners who purchased 24,869.5 units.

Item 6.   Selected Financial Data.

                                    For The Years Ended December 31,

OPERATING DATA         1996        1995        1994        1993        1992
(In Thousands)
Rents                $  2,225    $  2,235    $  2,116    $  1,857    $  1,939
Maintenance
 Escalations
 and Other Income          74          91          91         110         128
Property Operating
 and Administrative Exp   997       1,009         910         821         887
Interest
 Expense                1,202       1,175       1,208       1,140       1,145
Depreciation/
 Amortization             624         627         590         591         603
Partnership
 Loss                $   (524)   $   (485)   $   (501)   $   (585)   $   (568)

PER LIMITED PARTNERSHIP UNIT
 Partnership Loss (1)$ (20.88)   $ (19.32)   $ (19.94)   $ (23.27)   $ (22.60)

Cash Distributions   $    ---    $    ---    $    ---    $    ---    $   ---


BALANCE SHEET DATA      1996        1995        1994        1993        1992
(In Thousands)

Total Assets           11,962      12,398      12,973      13,285      13,768
Mortgage Debt          11,952      11,826      11,576      11,630      11,511

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

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Results of Operations

          Revenue for the partnership decreased in 1996 to $2,299,000 as compared to $2,326,000 in 1995. This represented a decrease of $27,000 or 1.2%.

          The operating costs stabilized in 1996 over 1995 with a slight decrease of $12,000 (1.2%) from $1,009,000 to
          $997,000. Interest expense was up from 1995 by $27,000 (2.3%). Depreciation and amortization for 1996 decreased slightly by $3,000 (.3%) over 1995 depreciation of $627,000. The net result to the Partnership was an increase in the loss of $39,000 (8.0%) over 1995 levels.

          In 1996 AT&T Wireless Services signed a 10 year lease on a pad at the rear of Foothills Shopping Center. In November of 1996, AT&T paid the ten (10) years rent in the amount of $60,000. This rent is being amortized at $500.00 per month over the term of the lease.

          Revenue in 1995 was $2,326,000 as compared to $2,207,000 in 1994, an increase of 5.4%. This higher revenue was achieved through average higher occupancy levels at both residential and commercial properties and through increased rental rates on the residential properties.

          The increased residential rental rates resulted in a high resident turnover and higher operating costs. The operating costs increased $99,000 (10.9%) from $910,000 to $1,009,000. These increases were primarily in the areas of repairs, payroll, and utilities. Interest expense was down from 1994 by $33,000 (2.7%). Depreciation for 1995 increased $37,000 (6.3%) over 1994 depreciation of $590,000. The net result to the Partnership was a reduction of the loss by $16,000 (3.1%) from 1994 levels.

          Revenue in 1994 was $2,207,000 as compared to $1,968,000 in 1993, an increase of 12.2%. This higher revenue was achieved through average higher occupancy levels at both residential and commercial properties and through increased rental rates on the residential properties.

          In 1994 to 1993, the lower occupancy levels at Hidden
          Valley were more than offset by higher occupancy levels at Foothills and the Market.

          The increased residential rental rates in 1994 resulted in a high resident turnover and higher operating costs. The operating costs increased $88,500 (10.8%) from $822,000 to $910,000. These increases were primarily in the areas of repairs, payroll, and utilities. Interest

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.--Cont'd.

          Results of Operations -- Cont'd.

          expense was up from 1993 by $68,200 (6.0%) due primarily to prime interest rate increases during 1994. The net result to the Partnership was a reduction of the loss by $84,000 (14.3%) from 1993 levels.

          The Partnership anticipates that the operating results will improve during 1997. The general partner anticipates that the Fund will achieve higher occupancy levels, increased rental rates, decreased rent promotions and will begin a closer monitoring of operating expenses.

          Liquidity and Sources of Capital

          During 1996, the Partnership's primary source of working capital was from borrowing/refinancing of long term debt of $118,000 net of repayments. Operations provided $68,000 of funds. Property improvements utilized $200,000 of these funds, and $58,000 was provided by restricted deposits for capital improvements. The net effect was an increase in cash of $46,000 at year end. The trend of higher occupancy levels and higher rental rents that began several years ago should continue through 1997 and improve cash flow from operations.

          During 1995, the Partnership's primary source of working capital was from borrowing/refinancing of long term debt of $196,000 net of repayments. Operations provided $39,000 of funds. Property improvements utilized $183,000 of these funds, as did $73,000 in restricted deposits for capital improvements. The net effect was a decrease in cash of $21,000 at year end.

          During 1995, Sampler Shoppes, Inc. (The primary tenant at Foothills) paid the entire amount of delinquent rent thereby reducing the Rent and Other receivable balance at December 31, 1994 by $231,000. With these funds the partnership paid delinquent real estate taxes of $138,000 at Foothills Shopping Center, reduced accrued interest on real estate loans and funded additional closing costs on the new Colony Apartments' loan.

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

          The General Partners' believe that sufficient working capital will be available to fund known, on-going

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.--Cont'd.

          Liquidity and Sources of Capital--Cont'd.

          operating and capital expenditure requirements for the Partnership during 1997. The Partnership expects con-tinued increased rental income from the residential properties due to ongoing scheduled rental increases. It is also anticipated that occupancy will remain stable on the commercial properties. Operating expenses in 1997 will be up slightly from 1996 due primarily to increased operating costs incurred in conjunction with scheduled rent increases. Interest expense on variable rate notes is expected to increase slightly from 1996 levels.

          On May 28, 1996, the Partnership signed a note, collateralized by a second mortgage on The Market and Hidden Valley Exchange, in the amount of $410,000 at 7% interest. The proceeds of this note were used to pay delinquent real estate taxes for The Market and Hidden Valley Exchange as well as accrued interest and related loan costs.

          The Partnership is actively seeking a mortgage lender for the Cascade Apartments mortgage, which matured in March, 1996. The mortgage was extended by the lender from March, 1995 at the same rate of interest. As of the date of this report, the Partnership continues to make monthly principal and interest payments of $18,900 and will continue on a month-to-month basis with the lender until a refinancing can be completed which is anticipated to be in 1997.

          The Foothills Village Shopping Center's first mortgage matured in November, 1996. The Partnership is aggressively seeking replacement financing and has entered negotiations with the current mortgage holder to extend the existing financing.

          The Foothills Village Shopping Centers second mortgage matured on November 11, 1996. The maturity date of this note was extended to December 1, 2001 with an interest rate of 8.5%.

          The General Partners believe that sufficient working capital will be available during 1997 to fund known, ongoing operating and capital requirements of the Partnership. In 1997, the Partnership anticipates cash flow from operations will improve because management intends to 1) improve occupancy on the commercial properties; 2) achieve rental rate increase; 3) decrease the amount of promotional rent discounts offered on the residential properties; and 4) continue to maintain stringent controls over expenses.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.--Cont'd.

          Liquidity and Sources of Capital--Cont'd.

          The General Partners intend to evaluate the property portfolio to determine if it is prudent to offer one or more properties for sale or possibly restructure the related financing packages. Any unleveraged portion of the net sales proceeds or favorable refinancing terms will generate additional working capital.

          The General Partners have determined it prudent to discontinue cash distributions until such time that adequate working capital reserves are available.


          All statements contained herein that are not historical facts including the Partnership's current business strategy, the Partnership's projected sources and uses of cash, and the Partnership's plans for future operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Partnership's business plans on terms satisfactory to the Partnership; competitive factors; changes in regulations affecting the Partnership's business; general businesses and economic conditions; and other factors described from time to time in the Partnership's reports filed with the Securities and Exchange Commission. The Partnership cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.



(The remainder of this page intentionally left blank.)

Item 8.   Financial Statements and Supplementary Data.


          SECURED INVESTMENT RESOURCES FUND, L.P.

                    Index
                                                          Page

          Independent Auditors' Report                     11

          Financial Statements:

          Consolidated Balance Sheets - December 31,
          1996 and 1995                                  12-13

          Consolidated Statements of Operations -
          Years Ended December 31, 1996, 1995
          and 1994                                         14

          Consolidated Statements of Partnership Capital (Deficit)- Years Ended December 31, 1996, 1995
          and 1994                                         15

          Consolidated Statements of Cash Flows -
          Years Ended December 31, 1996,
          1995 and 1994                                  16-17

          Notes to Consolidated Financial Statements     18-27

                       INDEPENDENT AUDITORS' REPORT


The Partners
Secured Investment Resources Fund, L.P.
Mission, KS

     We have audited the accompanying consolidated balance sheets of Secured Investment Resources Fund, L.P. and affiliated companies as of December 31, 1996 and 1995, and the related statements of operations, partnership capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based upon our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secured Investment Resources Fund, L.P. and affiliated companies at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                 s/  BDO Seidman LLP


St. Louis, Missouri
February 7, 1997

SECURED INVESTMENT RESOURCES FUND, L.P.

BALANCE SHEETS

                                                      December 31,
                                                 1996             1995
ASSETS

INVESTMENT PROPERTIES (Note B)
  Land and buildings                         $16,523,135      $16,486,456
  Furniture, fixtures and equipment            1,714,939        1,552,076
                                              18,238,074       18,038,532
  Less accumulated depreciation and
    allowance for losses                       6,667,531        6,078,281
                                              11,577,543       11,960,251

Cash                                             206,974          161,414
Rents and other receivables, less
  allowance of $42,350 in 1996 and
  $57,200 in 1995 (Notes F and I)                 10,236           18,351
Prepaid expenses                                     368            8,257
Debt issuance costs, net of accumulated
  amortization of $63,135 in 1996 and
  $41,550 in 1995                                141,488          149,231
Commercial commissions, deposits and
  other                                           17,015           27,591
Restricted deposits                               15,105           73,299
                                                 397,186          438,143


                                             $11,967,729      $12,398,394






See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

                                               December 31,
                                            1996           1995
LIABILITIES AND PARTNERSHIP CAPITAL (DEFICIT)


Mortgage Debt (Note C)                 $11,952,227    $11,826,431
Accrued interest                           128,096         94,146
Accounts payable and accrued
  expenses (Note G)                        106,926        240,756
Due to related parties (Note D)             57,416         50,922
Unearned revenue                           110,733         51,483
Tenant security deposits                    75,485         79,383

      TOTAL LIABILITIES                 12,430,883     12,343,121

PARTNERSHIP CAPITAL (DEFICIT)
  General Partners
    Capital contribution                     1,000          1,000
    Partnership deficit                    (60,789)       (55,545)
                                           (59,789)       (54,545)
  Limited Partners
    Capital contributions                5,608,838      5,608,838
    Partnership deficit                 (6,018,203)    (5,499,020)
                                          (409,365)       109,818

      TOTAL PARTNERSHIP CAPITAL
                      (DEFICIT)           (469,154)        55,273

                                       $11,961,729    $12,398,394


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Years Ended December 31,
                                  1996          1995          1994


REVENUES
  Rents                       $  2,224,610  $  2,234,875  $  2,116,070
  Interest                           4,990         6,721         1,267
  Maintenance escalations           68,992        84,824        90,151
                                 2,297,592     2,326,420     2,207,488

OPERATING AND ADMINISTRATIVE
 EXPENSES
  Property operating
    expenses                       753,457       738,543       688,186
  General and administrative
    expenses                        50,846        58,304        44,919
  Professional services (Note D)    89,990       104,216        82,181
  Management fees (Note D)         102,613       107,915        94,860
                                   996,906     1,008,978       910,146

NET OPERATING INCOME             1,301,686     1,317,442     1,297,342


NON-OPERATING EXPENSES
  Interest                       1,202,257     1,175,423     1,207,972
  Depreciation and
    amortization                   623,856       627,298       590,270
                                 1,826,113     1,802,721     1,798,242

PARTNERSHIP LOSS              $   (524,427) $   (485,279)  $  (500,900)


Allocation of loss:
  General Partners            $     (5,244) $     (4,853) $     (5,009)
  Limited Partners                (519,183)     (480,426)     (495,891)
                              $   (524,427) $   (485,279) $   (500,900)

Partnership loss per
  limited partnership
  unit                        $     (20.88) $     (19.32) $     (19.94)


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)


Years Ended December 31, 1996, 1995 and 1994


                                       General        Limited
                                      Partners       Partners         Total

Balances at January 1, 1994       $    (44,683)  $  1,086,135   $  1,041,452

Partnership loss                        (5,009)      (495,891)      (500,900)

Balances at December 31, 1994          (49,692)       590,244        540,552

Partnership loss                        (4,853)      (480,426)      (485,279)

Balances at December 31, 1995          (54,545)       109,818         55,273

Partnership loss                        (5,244)      (519,183)      (524,427)

Balances at December 31, 1996 $        (59,789)  $   (409,365)  $   (469,154)





See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          Years Ended December 31,
                                      1996           1995           1994

OPERATING ACTIVITIES
 Partnership loss              $  (524,427)   $  (485,279)   $  (500,900)
  Adjustments to reconcile
   partnership loss to net
   cash provided by operating
   activities:
    Depreciation and
      amortization                 623,856        627,298        590,270
    Provisions for losses
      on rents and other
      receivables                  (14,850)        36,819         46,068
    Changes in assets and
      liabilities:
        Rents and other
         receivables                22,965        189,148        (55,746)
        Prepaid expenses             7,889         12,675         62,035
        Commercial commissions,
         deposits and other         (2,445)       (12,097)         3,933
       Accounts payable
         and accrued expenses     (133,830)      (131,140)        54,906
        Accrued interest            33,950       (188,743)       149,896
        Unearned revenue            59,250         (9,376)        58,234
        Tenant security
         deposits                   (3,898)           166          4,058

NET CASH PROVIDED BY
  OPERATING ACTIVITIES              68,460         39,471        412,754

INVESTING ACTIVITIES
  Improvements to investment
    properties                    (199,542)      (182,714)      (142,105)
  Restricted deposits               58,194        (73,299)           ---

NET CASH USED IN
 INVESTING ACTIVITIES             (141,348)      (256,013)      (142,105)

SECURED INVESTMENT RESOURCES FUND, L.P.

                                    Years Ended December 31,
                                 1996          1995          1994

FINANCING ACTIVITIES
  Borrowings under
    debt arrangements        $  2,017,300  $  3,850,781  $        ---
  Debt issuance costs             (13,842)      (43,867)     (108,250)
  Advances (to) from
    related parties                 6,494       (11,178)      (23,000)
  Principal payments on
    debt                       (1,891,504)   (3,600,042)      (54,574)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES            118,448       195,694      (185,824)

INCREASE (DECREASE) IN CASH        45,560       (20,848)       84,825

CASH BEGINNING OF YEAR            161,414       182,262        97,437

CASH END OF YEAR             $    206,974  $    161,414  $    182,262







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

Consolidated Limited Partnerships
To satisfy current real estate lending requirements that real estate assets be in single asset partnerships, the Partnership has formed two single asset partnerships. Cascade Joint Venture L.P., a Kansas limited partnership was formed on December 28, 1993 and Colony Joint Venture, L.P., a Kansas limited partnership was formed on September 14, 1994. These partnerships retained the same partnership structure as Secured Investment Resources Fund, L.P., with Secured Investment Resources Fund, L.P. being the sole Limited Partner. The General Partners of Cascade Joint Venture L.P. and Colony Joint Venture, L.P. are identical to the General Partners of Secured Investment Resources Fund, L.P. The result of operations of these single asset partnerships have been consolidated with the Partnership.

Depreciation--Investment property is depreciated on a straight-line basis over the estimated useful life of the property (30 years for buildings and 5 years for furniture, fixtures and equipment). Improvements are capitalized and depreciated over their estimated useful lives. Maintenance and repair expenses are charged to operations as incurred.

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

New Accounting Standards--In March 1995, the FASB issued its Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, SFAS 121 requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The application of this pronouncement did not have a material effect on the financial statements of the Partnership.

Reclassification--Certain reclassifications have been made to the 1995 Financial Statement to conform to the 1996 presentation.
These reclassifications had no effect on the results of operations.

NOTE B--INVESTMENT PROPERTIES

Investment properties consist of the following:

                                            December 31,
                                         1996           1995

Cost (including capital
improvements subsequent
to acquisition):
  The Colony Apartments           $  6,339,111   $  6,223,377
  Cascade Apartments                 2,693,957      2,667,321
  Hidden Valley Exchange
   Shopping Center                   2,122,326      2,118,826
  Foothills Village
   Shopping Center                   5,645,845      5,595,794
  The Market Shopping Center         1,434,163      1,430,542
  Partnership                            2,672          2,672
                                    18,238,074     18,038,532
Less
  Accumulated depreciation           6,262,531      5,673,281
  Allowance for losses                 405,000        405,000
                                  $ 11,570,543   $ 11,960,251

During 1990, the Partnership reduced the carrying value of its commercial property portfolio to reflect real estate market conditions. This change is reflected in Allowance for Losses on Investment Properties. Depreciation expense was $589,250, $584,926 and $576,209 for the years ended December 31, 1996, 1995, and 1994.

NOTE C--MORTGAGE DEBT

Non-recourse mortgage debt consists of the following:

                                                December 31,
                                            1996           1995

Collateralized by Investment Property

   First Mortgages
     Hidden Valley Exchange S.C.       $   813,628    $   811,973
     The Market S.C./Hidden Valley       1,601,745      1,825,697
     Foothills Village S.C.              2,621,779      2,621,779
     The Colony Apts.                    3,661,657      3,699,260
     Cascade Apts.                       1,875,173      1,914,656

   Second Mortgages
     Foothills Village S.C.                968,245        953,066
     The Colony Apartments                 410,000            ---

                                       $11,952,227    $11,826,431


Hidden Valley Exchange Shopping Center (Hidden Valley) and The Market Shopping Center (The Market)
In February 1993, a $750,000 note, collateralized by Hidden Valley and assignment of its rents and leases, was increased to $820,000 and converted to a mortgage payable with interest charged at 8.5%. This loan requires monthly principal and interest payments of $6,266 with the final payment due September 2000.

Also in February 1993, a $1,650,000 note, collateralized by Hidden Valley and The Market, was increased to $1,800,000 and converted to a mortgage payable. In August of 1995 an advance on the $1,800,000 note brought the balance to $1,825,696. This loan is payable at 7.0% interest with monthly principal and interest of $11,426 through the maturity date of June 2001.

Foothills Village Shopping Center (Foothills)
A purchase money note in the amount of $2,621,714 is collateralized by Foothills. Interest only payments are due monthly at the rate of 10% through the maturity date of November 11, 1996. Subsequent to the loan's maturity date, the Partnership has been able to make monthly interest only payments continuing at 10%.

On December 24, 1990, the Partnership secured a line of credit note, collateralized by the second mortgage on Foothills, in the amount of $1,000,000. On February 26, 1993, this note was converted to a mortgage payable at 8% interest with a twenty-five year amortization rate through the maturity date of December 10, 1996. During 1996, the maturity date of this note was extended to December 1, 2001 with monthly payments of $8,416 of principal and interest at 8.5%.

The net book value of this property was $2,706,000 as of December
31, 1996.

The Colony Apartments (The Colony)
On January 17, 1995, the purchase money note in the amount of $3,500,000 was retired through the issuance of a new mortgage. This new mortgage in the original amount of $3,728,000 is due in February, 2005. The interest rate is fixed for the term of the loan at 10.09%, with monthly principal and interest payments of $34,113.

On May 28, 1996, the Partnership signed a note, collateralized by a second mortgage on The Colony Apartments, in the amount of $410,000 at 7% interest. The Partnership will make monthly interest payments on this mortgage until June 25, 1998 when the entire amount becomes due and payable. The proceeds of this note were used to pay delinquent real estate taxes for The Market and Hidden Valley Exchange as well as accrued interest and related loan costs.

Cascade Apartments (Cascade)
A 9.875% note is collateralized by Cascade. Both principal and interest payments are made in an amount necessary to amortize the $2,100,000 loan over 25 years with the unpaid principal due on the maturity date of March 1, 1995. The lender has given a verbal commitment to extend the mortgage on a month-to-month basis. The Partnership will make monthly principal, interest and escrow payments of $21,733 until permanent financing is found.

The net book value of this property was $1,663,000 as of December
31, 1996.

Cash paid for interest totaled $1,168,308, $1,364,166 and $1,058,076 during 1996, 1995, and 1994, respectively.

Maturities of mortgage debt are as follows:

                  Year
                  1997        $ 4,590,272
                  1998            511,876
                  1999            111,236
                  2000            906,452
                  2001          2,428,806
                  Thereafter    3,403,585
                  TOTAL       $11,952,227

NOTE D--RELATED PARTY TRANSACTIONS

Through December 31, 1994, property management services were provided by The Hoyt Group, a Kansas Corporation in which the individual General Partner had a majority interest. As of January 1, 1995, SPECS, Inc., a Kansas Corporation in which the individual General Partner has an interest, receives property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10Q and 10K preparation, and investor services. Amounts paid by the Partnership to The Hoyt Group and SPECS, Inc. are as follow:

                                       Years Ended December 31,
                                      1996       1995       1994
Property management fees          $102,613   $107,915   $ 94,860
Professional Services               47,168     46,000        ---
                                  $149,781   $153,915   $ 94,860

These professional services were provided by an unrelated entity previous to January 1, 1995.

The General Partners are entitled to receive a Partnership Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the normal operations of the Partnership except for Hidden Valley and The Market whose Management Fee is equal to 3% of Cash Flow From Operations. There was no management fee due for the years ending December 31, 1996, 1995 and 1994.

Amounts due from (to) related parties consist of the following:

                                       Years Ended December 31,
                                          1996             1995
SIR Inc.                            $   25,929       $   23,721
Secured Investment Resources
    Fund, L.P. II                       (5,000)             ---
Secured Investment Resources
    Fund, L.P. III                     (78,345)         (74,643)

Due To Related Parties              $  (57,416)      $  (50,922)

Advances to SIR Inc. are scheduled to be reimbursed in 1997.

In May, 1995, the Partnership began repaying the advances owed to Secured Investment Resources Fund, L.P. III. During 1996, $2,440 of principal was repaid while $6,142 of interest expense was accrued at 9% per annum into the note balance.

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

The General Partners believe that sufficient working capital will be available to fund known, ongoing operating and capital expenditure requirements of the Partnership during 1997. The primary sources of working capital during 1997 are expected to be cash flow from operations. The Partnership is actively seeking a mortgage lender for the Cascade Apartments mortgage and the Foothills Village Shopping Center first mortgage. The projected new loan proceeds would include refinancing costs as well as reserves for capital improvements as needed on the mortgaged properties.

Certain positive factors are expected to 1997 operations.
Occupancy levels on the commercial properties have improved and stabilized requiring less tenant improvement costs and leasing commission expense. The two residential properties are expected to maintain, if not increase, their levels of occupancy and income during 1997. Management believes revenue will increase from 1996 levels because of this leasing activity. It is anticipated that property operating expenses in 1997 will increase only slightly from those amounts which were incurred during 1996.

Interest expense on the variable rate notes payable is expected to increase slightly over those levels realized during 1996. The availability of the liquidity sources and accomplishment of these objectives are partially predicated on the real estate economic conditions discussed above, which are beyond the control of the Partnership and will influence the achieved results.

NOTE G--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                December 31,
                                           1996           1995
Vendor accounts payable            $     16,353  $      14,032
Property taxes                           16,473        178,416
Professional fees                        55,458         28,176
Utilities                                11,764         13,013
Accrued Payroll and taxes                 6,878          7,119
                                   $    106,926   $    240,756

As of December 31, 1996, all real estate taxes are current.

NOTE H--INCOME TAX

The Partners' capital accounts differ for financial reporting purposes and federal income tax purposes. The primary difference results from depreciation and amortization and provision for doubtful accounts. The effect of these items is summarized as follows:
                                                   December 31,
                                              1996          1995
Financial reporting basis:
  Total assets                         $ 11,961,729  $ 12,398,394
  Total liabilities                     (12,430,883)  (12,343,121)

  Total Partners' capital              $   (469,154) $     55,273

Tax basis:
  Total assets                         $ 11,016,535  $ 11,537,581
  Total liabilities                     (12,320,149)  (12,291,638)

  Total Partners' capital              $ (1,303,614) $   (754,057)

                                        Years Ended December 31,
                                      1996           1995           1994
Partnership loss-financial
  reporting purposes          $   (524,427)  $   (485,279)  $   (500,900)
Book versus tax differences
  due to:
    Depreciation and
      amortization                 (69,531)       (57,364)       (54,856)
    Provision for doubtful
      accounts                     (14,850)       (49,902)        (8,976)
    Other                           59,251         (2,017)       (28,636)
                                   (25,130)      (109,283)       (92,468)
Partnership loss-federal
  income tax purposes         $   (549,557)  $   (594,562)  $   (593,368)

NOTE I--LEASES

Rental income on investment properties is reported when earned.
The Partnership leases its commercial properties under non-cancelable operating lease agreements. The Partnership's residential properties are leased under short-term lease agreements. Future minimum rents to be received as of December 31, 1996 are as follows:

          Year
          1997                     $   561,381
          1998                         382,700
          1999                         346,013
          2000                         289,807
          2001                         227,155
          Thereafter                   133,142
          Total                    $ 1,940,198

NOTE J--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values reflected in the balance sheets at December 31, 1996, reasonably approximate the fair values for cash and cash equivalents. The Partnership cannot estimate the fair value of its fixed-rate borrowings at December 31, 1996, as there is no readily available market value for instruments with similar characteristics.







(The remainder of this page intentionally left blank.)

Item 9. Changes in and Disagreements with Registrant's Certifying Accountants on Accounting and Financial Disclosure.

         None.

                             PART III



Item 10. Directors and Executive Officers of the Registrant.

         The General Partners of the Partnership are James R. Hoyt and Secured Investment Resources, Inc.

         Secured Investment Resources, Inc. (the "Corporate General Partner") was incorporated under the laws of the State of Kansas on December, 1983 for the purpose of acting as General Partner and the Acquisition Agent of the Partnership.

         James R. Hoyt is the sole director and officer of the Corporate General Partner.

         James R. Hoyt, the Individual General Partner, age 59, holds a Bachelor's Degree in Business Administration and is a licensed real estate broker in two states. Mr. Hoyt has been actively involved for more than the past twenty years in various real estate endeavors including development, syndication, property management and brokerage.

         Mr. Hoyt is the Individual General Partner and sponsor of Secured Investment Resources Fund, L.P. II and Secured Investment Resources Fund, L.P. III. Since 1983, Mr. Hoyt has also been involved as the Individual General Partner in ten specified real estate private placement offerings. As of December 31, 1996, these partnerships, including Secured Investment Resources Fund, L.P., have raised a total of $60,709,750.

Item 11. Management Compensation

         During 1996, The Partnership paid $102,613 in fees to affiliated companies for property management services.


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

         See Notes to Consolidated Financial Statements, Note D, appearing in Item 8.

                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


         (a)(1)    The following Financial Statements of Secured
                   Investment Resources Fund, L.P. are included in Item
                   8:

                                                           Page

                   (i)   Report of Independent Auditor      11

                   (ii)  Consolidated Balance Sheets -
                           December 31, 1996 and 1995      12-13

                   (iii) Consolidated Statements of Operations -
                          Years Ended December 31, 1996,
                          1995 and 1994                     14

                   (iv) Consolidated Statements of Partnership
                          Capital - Years ended December 31,
                          1996, 1995 and 1994               15

                   (v)   Consolidated Statements of Cash Flows -
                          Years Ended December 31, 1996,
                          1995 and 1994                    16-17

                   (vi)  Notes to Consolidated Financial
                          Statements                       18-27


         (a)(2) The following Financial Statement Schedules are filed as part of this report:

                   (i)   Schedule II - Allowance for
                          Doubtful Accounts                 34

                   (ii)  Schedule III - Real Estate and
                          Accumulated Depreciation         35-37

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

Secured Investment Resources Fund L.P.
Schedule II - Allowance for Doubtful Accounts
December 31, 1996



                Balance at    Additions     Bad Debt Write-     Balance at
              Beginning of   Charged to       Offs Deducted        End
                 Period      Operations      From Allowance     of Period

For Years Ended December 31,

    1994         $150,452      $46,068          $ 55,044        $141,476

    1995          141,476       36,819           121,095          57,200

    1996           57,200       44,725            59,575          42,350

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


                   Date: April 14, 1997


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


                   Date: April 14, 1997



    Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

    No annual report or proxy material has been sent to security holders.

                         Secured Investment Resources Fund, L.P.
                    Schedule III - Real Estate & Accumulated Depreciation
                                    December 31, 1996
                                Initial Cost to Partnership  (A)       Subsequent    to Acquisition
                                                      Buildings &    Furniture                   Reduction
                        Encumbrances      Land      Improvements    Equipment    Improvements   of Basis
                                                                                                        (B)
Other Equipment          $       ---    $      ---   $       ---    $      ---     $    2,672    $     ---

Garden Apartments:
   Colony Apts             3,661,657       578,791     5,035,482        259,367       465,471          ---
   Burlington, NC

   Cascade Apts            1,875,173       389,924     1,903,915        254,347       145,771          ---
   Topeka, KS

Strip Shopping Centers
   Hidden Valley             813,628       293,715     1,775,991            ---       143,838      (91,218)
   Independence MO

   Foothills               3,590,024     1,069,233     3,661,619            ---       914,993          ---
   Las Vegas, NV

   The Market Square       2,011,745       265,250     1,196,129            ---        19,653      (46,869)
   Overland Park, KS
                         $11,952,227    $2,596,913   $13,573,136    $   513,714    $1,692,398    $(138,087)

                                                       Gross Amount at Which
                                                     Carried at Close of Period
                                       Buildings &    Furniture                    Accumulated        Date    Depreciation
                            Land      Improvements    Equipment       Total       Depreciation    Acquired        Life
Other Equipment         $       ---    $       ---   $    2,672    $     2,672    $     2,672

Garden Apartments:
   Colony Apartments        578,791      5,250,599      509,721      6,339,111      2,307,003    16-Oct-85     30 Yrs <F1>
   Burlington, NC                                                                                               5 Yrs <F2>

   Cascade Apartments       390,509      2,057,481      245,967      2,693,957      1,030,670     19-Dec-85    30 Yrs <F1>
   Topeka, KS                                                                                                   5 Yrs <F2>

Strip Shopping Centers
   Hidden Valley            277,809      1,747,242       97,275      2,122,326        656,027     30-Sep-85     30 Yrs <F1>
   Independence, MO                                                                                              5 Yrs <F2>

   Foothills              1,069,233      3,721,335      855,278      5,645,846      1,870,165     13-Nov-85     30 Yrs <F1>
   Las Vegas, NV                                                                                                 5 Yrs <F2>

   Market Square            256,345      1,173,791        4,026      1,434,162        800,994     18-Nov-85     30 Yrs <F1>
   Overland Park, KS                                                                                             5 Yrs <F2>
                         $2,572,687    $13,950,448   $1,714,939    $18,238,074    $ 6,667,531

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

Secured Investment Resources Fund, L.P.
Schedule III - Real Estate & Accumulated Depreciation--Continued
December 31, 1996
                                                                                Furniture
                                                                 Buildings &   Fixtures &
                                         Total         Land     Improvements    Equipment
  Reconciliation of Real Estate Owned:
Balance at January 1, 1994            $17,713,713   $2,572,687   $13,744,003   $1,397,023
      Additions during year:
         Improvements                     142,105          ---        60,565       81,540
Balance at December 31, 1994           17,855,818    2,572,687    13,804,568    1,478,563
      Additions during year:
         Improvements                     182,714          ---       109,201       73,513
Balance at December 31, 1995           18,038,532    2,572,687    13,913,769    1,552,076
      Additions during year:
         Improvements                     199,542          ---        36,678      162,864
Balance at December 31, 1996          $18,238,074   $2,572,687   $13,950,447   $1,714,940


(D) Reconciliation of Accumulated Depreciation:
Balance at January 1, 1994             $ 4,917,146   $      ---   $ 4,346,045   $  571,101
      Additions during year:
         Depreciation                      576,209          ---       419,540      156,669
Balance at December 31, 1994             5,493,355          ---     4,765,585          727,770
      Additions during year:
         Depreciation                      584,926          ---       277,906      307,020
Balance at December 31, 1995             6,078,281          ---     5,043,491    1,034,790
   Additions during year:
      Depreciation                         589,250          ---       459,358      129,892
Balance at December 31, 1996           $ 6,667,531   $      ---   $ 5,502,849   $1,164,682



 (E)  The total gross amount of real estate at December 31, 1996 includes
      $971,323 of acquisition fees paid to affiliates.