Form 10-Q
period 1997-03-31
SECURED INVESTMENT RESOURCES FUND LP
filed 1997-10-17
CIK 745481

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended       June 30, 1997
                                      OR

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

                   SECURED INVESTMENT RESOURCES FUND, L.P.


                                    Index


PART I.   FINANCIAL INFORMATION                           Page

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets --
           June 30, 1997 and December 31, 1996             3-4

          Consolidated Statements of Operations --
           Three and Six Months Ended June 30,
           1997 and 1996                                     5

          Consolidated Statements of Partnership
           Capital -- Six Months Ended June 30, 1997
           and the Years Ended December 31, 1996,
           and 1995                                          6

          Consolidated Statements of Cash Flows --
           Six Months Ended June 30, 1997 and 1996         7-8

          Notes to Consolidated Financial Statements      9-10

Item 2.   Managements Discussion and Analysis
           of Financial Condition and Results
           of Operations                                 11-12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                 13

Item 2.   Changes in Securities                             13

Item 3.   Defaults Upon Senior Securities                   13

Item 4.   Submission of Matters to a Vote of
           Security Holders                                 13

Item 5.   Other Information                                 13

Item 6.   Exhibits and Reports on Form 8-K                  13


SIGNATURES                                                  14

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED BALANCE SHEETS

                                           June 30,
                                             1997       December 31,
                                         (Unaudited)        1996
ASSETS

INVESTMENT PROPERTIES
  Land and buildings                     $ 16,538,383   $ 16,523,135
  Furniture, fixtures and equipment         1,732,509      1,714,939
                                           18,270,892     18,238,074
  Less accumulated depreciation
   and allowance for losses                 6,960,221      6,667,531
                                           11,310,671     11,570,543

OTHER ASSETS
  Cash                                        257,612        206,974
  Rents and other receivables, less
   allowance of $33,850 in 1997
   $42,350 in 1996                             14,951         10,236
  Prepaid expenses                             34,611            368
  Debt issuance costs, net of
   accumulated amortization of
   $66,934 in 1997 and $63,135
   in 1996                                    143,320        141,488
  Commercial commissions,
   deposits and other                          20,780         17,015
  Restricted deposits                          19,588         15,105
                                              490,862        391,186

      TOTAL ASSETS                       $ 11,801,533   $ 11,961,729

SECURED INVESTMENT RESOURCES FUND, L.P.

                                             June 30,
                                               1996         December 31,
                                         (Unaudited)       1995
LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt (Note B)                   $ 11,866,304    $  11,952,227
  Accrued interest                              174,658          128,096
  Accounts payable and accrued
   expenses                                     204,283         106,926
  Due to related parties (Note C)                59,941          57,416
  Unearned revenue                              103,604         110,733
  Tenant security deposits                       79,422          75,485

      TOTAL LIABILITIES                      12,488,212      12,430,883
PARTNERSHIP CAPITAL

  General Partners
    Capital contribution                          1,000           1,000
    Partnership deficit                         (62,964)        (60,789)
                                                (61,964)        (59,789)
  Limited Partners
    Capital contributions                     5,608,838       5,608,838
    Partnership deficit                      (6,233,553)     (6,018,203)
                                               (624,715)       (409,365)

      TOTAL PARTNERSHIP CAPITAL                (686,679)       (469,154)

                                         $   11,801,533   $  11,961,729


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                            Six months Ended            Three Months Ended
                                June 30,                    June 30,
                           1997         1996            1997          1996
REVENUES
  Rents                 $1,109,730    $1,082,812       $ 571,929    $  541,189
  Interest                   1,738         2,453             901         1,211
  Maintenance
   escalations              34,728        37,013          17,031        17,578

                         1,146,196     1,122,278         589,861       559,978

OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses                383,543       379,028         201,890       191,169
  General and
   administrative
   expenses                 22,326        25,990          11,621        14,091
  Professional services     45,527        46,725          22,550        35,328
  Management Fees           56,673        49,051          29,524        24,748
                           508,069       500,794         265,585       265,336

  NET OPERATING INCOME     638,127       621,484         324,276       294,642

NON-OPERATING EXPENSES
  Interest                 559,163       648,688         282,576       327,636
  Depreciation and
   amortization            296,489       299,394         148,245       148,692
                           855,652       948,082         430,821       476,328

PARTNERSHIP LOSS        $ (217,525)   $ (326,598)     $ (106,545)    $(181,686)

Allocation of loss:
  General Partners          (2,175)       (3,266)         (1,065)       (1,817)
  Limited Partners        (215,350)     (323,332)       (105,480)     (179,869)

                       $  (217,525)   $ (326,598)     $ (106,545)   $ (181,686)

Partnership loss per
 limited partnership
  unit                  $    (8.66)   $   (13.00)     $    (4.24)   $    (7.23)

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL

Six months Ended June 30, 1997 (Unaudited) and the Years Ended December 31, 1996 and 1995

                                    General        Limited
                                    Partners       Partners         Total

Balances at January 1, 1995       $   (49,692)   $   590,244    $   540,552

Partnership loss                       (4,853)      (480,426)      (485,279)

Balances at December 31, 1995         (54,545)       109,818         55,273

Partnership loss                       (5,244)      (519,183)      (524,427)

Balances at December 31, 1996         (59,789)      (409,365)      (469,154)

Patnership loss                        (2,175)      (215,350)      (217,525)

Balances at June 30, 1997         $   (61,964)   $  (624,715)   $  (686,679)



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                              Six Months Ended
                                                  June 30,
                                               1997           1996
OPERATING ACTIVITIES
  Partnership loss                      $  (217,525)   $  (326,598)
  Adjustments to reconcile
   partnership loss to net cash
   provided by (used in) operating
   activities:
    Depreciation and amortization           303,015        305,734
    Provision for losses on rents
     and other receivables                   (8,500)        (2,800)
  Changes in assets and liabilities:
    Rents and other receivables               3,785          1,676
    Prepaid expenses                        (34,244)       (25,885)
    Commercial commission, deposits
     and other                              (10,291)          (646)
    Account payable and
     accrued expenses                        97,357        (49,282)
    Accrued interest                         46,563          17,465
    Unearned revenue                         (7,129)        (5,159)
    Tenant security deposits                  3,937          5,429

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                       176,968        (80,066)

INVESTING ACTIVITIES
  Purchase of and improvements
   to investment property                   (32,818)       (99,235)
  Restricted deposits                        (4,482)        45,292

NET CASH USED IN
 INVESTING ACTIVITIES                       (37,300)       (53,943)

SECURED INVESTMENT RESOURCES FUND, L.P.

                                             Six Months Ended
                                                   June 30,
                                              1997           1996
FINANCING ACTIVITIES

  Mortgage Proceeds                     $         0    $   410,000
  Due To (From) Related Parties               2,525          1,492
  Principal payments on
   long-term debt                           (85,923)      (219,018)
  Debt Issuance Cost                         (5,632)        (2,999)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                      (89,030)       189,475

INCREASE IN CASH
 AND CASH EQUIVALENTS                        50,638         55,466

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                        206,974        161,414

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          $   257,612    $   216,880



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:

                                      June 30,     December 31,
                                       1997            1996
Collateralized by Investment
 Property:

First Mortgages:
  The Colony Apartments            $  3,641,057    $  3,661,657
  Foothills Village S.C.              2,593,695       2,621,779
  Cascade Apartments                  1,853,926       1,875,173
  The Market S.C./Hidden Valley
   Exchange S.C.                      1,589,367       1,601,745
  Hidden Valley Exchange S.C.           810,014         813,628

Second Mortgages:
  Foothills Village, S.C.               968,245         968,245
  The Market S.C./Hidden Valley
   Exchange S.C.                        410,000         410,000
                                   $ 11,866,304    $ 11,952,227

Interest expense totaled $559,163 and $648,688 for the six months ending June 30, 1997 and 1996, respectively.

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTE B--MORTGAGE DEBT--CONT'D.

The mortgage for Cascade Apartments matured March 1, 1995. The present mortgage holder has agreed to temporarily extend the mortgage on a month-to-month basis and the Partnership continues to make principal and interest payments of $18,900 to said mortgage holder.

On May 28, 1996, the Partnership signed a note, collateralized by a second mortgage on The Market and Hidden Valley Exchange, in the amount of $410,000 at 7% interest. The Partnership will make consolidated monthly principal and interest payments on this and the first mortgage in the amount of $11,426 per month until June 25, 1998 when the entire amount becomes due and payable. The proceeds of this note were used to pay delinquent real estate taxes for The Market and Hidden Valley Exchange as well as accrued interest and related loan costs.

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

                                        Six Months Ended
                                                   June 30,
                                       1997           1996

Property management fees           $    56,673    $    49,051

Amounts due (to) from related parties consist of the following:

                                      June 30,       June 31,
                                       1997           1996
Secured Investment Resources
 Fund, L.P. III                    $   (81,937)       (78,345)
Secured Investment Resources
 Fund, L.P. II                          (5,000)        (5,000)
SIR, Inc.                               26,996         25,929
                                   $   (59,941)   $   (57,416)

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTE D--CASH DISTRIBUTIONS

No distributions have been made since January 1990. Future distributions will be made only from excess cash flow not needed for working capital reserves.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Revenues for the first six months of 1997 increased by $24,000 (2.1%) compared with the same period last year. Apartment rentals decreased $12,000 and commercial properties accounted for increases of $36,000. The apartment market has not allowed the Partnership to increase rental rates. Several smaller leases have been negotiated at Foothills Shopping Center which has raised occupancy.

     Total operating and administrative expenses increased $900 (0.2%) when comparing the first six months of 1997 to the first six months of 1996.

     The Partnership anticipates that operating results for the year ending December 31, 1997 will show a continued increase in revenues due to new leases signed on the commercial properties.

Liquidity and Capital Resources

     During the first six months of 1997 $177,000 of cash was provided by operating activities, $37,300 was used for investing activities and $89,000 was used in financing activities.

     In May 1996, a $410,000 note, collateralized by Hidden Valley and The Market, was signed. This loan matures June 25, 1998 and the interest rate is 7%.

     The mortgage for Cascade Apartments matured in March, 1995. The existing mortgage holder has agreed to extend this note on a month-to-month basis and the Partnership makes monthly principal and interest payments of $18,900.

     The General Partners also anticipate that 1997 cash flow from operations will continue to improve because of strong occupancy, rental rate increases, stabilized expenses, and new leases signed on commercial properties.
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.--Cont'd.

     The General Partners have the option of offering one or more properties for sale. Any net proceeds in excess of the outstanding mortgage balance could be used to generate additional additional working capital.

     The General Partners have determined it prudent to discontinue cash distributions until such time that adequate working capital and capital improvement reserves are in place.


(The remainder of this page intentionally left blank.)

PART II.  OTHER INFORMATION


     Item 1.   LEGAL PROCEEDINGS

               None.

     Item 2.   CHANGES IN SECURITIES

               Inapplicable.

     Item 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Inapplicable.

     Item 5.   OTHER INFORMATION

               Inapplicable.


     Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

              (a)   Exhibits

                    None.

              (b)   Reports on Form 8-K

                    There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

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


                         Date: August 15, 1997

                         By:  Secured Investment Resources, Inc.
                              as Corporate General Partner


                         By:
                                               James R. Hoyt, President


                         Date: August 15, 1997

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


                         Date: August 15, 1997


                         By:  Secured Investment Resources, Inc.
                              as Corporate General Partner


                         By:      /s/ James R. Hoyt
                                James R. Hoyt, President


                         Date: August 15, 1997