Form 10-Q
period 1997-03-31
SECURED INVESTMENT RESOURCES FUND LP
filed 1997-10-17
CIK 745481

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended     March 31, 1997

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

               SECURED INVESTMENT RESOURCES FUND, L.P.

                                 INDEX


PART I.  FINANCIAL INFORMATION                              Page
Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets --
          March 31, 1997 and December 31, 1996               3-4

     Consolidated Statements of Operations --
          Three Months Ended March 31, 1997 and 1996           5

          Consolidated Statements of Partnership
          Capital -- Three Months Ended March 31, 1997
           and the Years Ended December 31, 1996,
           and 1995                                            6

          Consolidated Statements of Cash Flows --
          Three Months Ended March 31, 1997 and 1996         7-8

          Notes to Consolidated Financial Statements        9-10

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                      11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                   12

Item 2.   Changes in Securities                               12

Item 3.   Defaults Upon Senior Securities                     12

Item 4.   Submission of Matters to a Vote of
           Security Holders                                   12

Item 5.   Other Information                                   12

Item 6.   Exhibits and Reports on Form 8-K                    12


SIGNATURES                                                    13

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED BALANCE SHEETS
                                           March 31,
                                             1997         December 31,
                                         (Unaudited)         1996

ASSETS

INVESTMENT PROPERTIES
  Land and buildings                    $ 16,526,120       $ 16,523,135
Furniture, fixtures and equipment          1,722,198          1,714,939
                                          18,248,318         18,238,074
  Less accumulated depreciation
   and allowance for losses                6,813,876          6,667,531
                                          11,434,442         11,570,543

OTHER ASSETS
  Cash                                       225,756            206,974
  Rents and other receivables,
   less allowance of $54,900 in 1997
   and $42,350 in 1996                         9,222             10,236
  Prepaid expenses                            51,847                368
  Debt issuance costs, net of
   accumulated amortization of
   $65,035 in 1997 and $63,135
   in 1996                                   149,565            141,488
  Commercial commissions,
     deposits and other                       23,823             17,015
 Restricted deposits                          12,143             15,105
                                             472,356            391,186

      TOTAL ASSETS                      $ 11,906,798       $ 11,961,729

SECURED INVESTMENT RESOURCES FUND, L.P.

                                          March 31,
                                            1997        December 31,
                                         (Unaudited)        1996

LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt (Note B)                $  11,918,925  $  11,952,227
  Accrued interest                            146,600        128,096
  Accounts payable and accrued
   expenses                                   185,593        106,926
  Due to related parties (Note C)              58,658         57,416
  Unearned revenue                            101,973        110,733
  Tenant security deposits                     75,183         75,485

      TOTAL LIABILITIES                    12,486,932     12,430,883


PARTNERSHIP CAPITAL

General Partners
  Capital contribution                          1,000          1,000
  Partnership deficit                         (61,898)       (60,789)
                                              (60,898)       (59,789)
Limited Partner
  Capital contributions                     5,608,838      5,608,838
  Partnership deficit                      (6,128,074)    (6,018,203)
                                             (519,236)      (409,365)

      TOTAL PARTNERSHIP CAPITAL              (580,134)      (469,154)

                                        $  11,906,798   $ 11,961,729


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                 Three Months Ended
                                                          March 31,
                                                   1997         1996
REVENUES
  Rents                                         $  537,801   $  541,623
  Interest                                             837        1,242
  Maintenance
     escalations                                    17,697       19,435
                                                   556,335      562,300
OPERATING AND
ADMINISTRATIVE EXPENSES
  Property operating
   expenses                                        181,653      187,859
  General and
   administrative
   expenses                                         10,705       11,899
  Professional services                             22,977       11,397
  Management fees                                   27,149       24,303
                                                   242,484      235,458

  NET OPERATING INCOME                             313,851      326,842

NON-OPERATING EXPENSES
  Interest                                         276,587      321,052
  Depreciation and
   amortization                                    148,244      150,702
                                                   424,831      471,754

PARTNERSHIP LOSS                                $ (110,980)  $ (144,912)

Allocation of loss:
  General Partner                                   (1,109)      (1,449)
  Limited Partner                                 (109,871)    (143,463)

                                                $ (110,980)  $ (144,912)
Partnership loss per
 limited partnership
  unit                                          $    (4.42)  $    (5.77)


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL (Unaudited)

Three Months Ended March 31, 1997 (Unaudited) and the Years Ended December 31, 1996 and 1995

                                      General        Limited
                                     Partners       Partners        Total
Balances at January 1, 1995           (49,692)        590,244        540,552

Partnership loss                       (4,853)       (480,426)      (485,279)

Balances at December 31, 1995         (54,545)        109,818         55,273

Partnership loss                       (5,244)       (519,183)      (524,427)

Balances at December 31, 1996      $  (59,789)     $ (409,365)    $ (469,154)

Partnership loss                       (1,109)       (109,871)      (110,980)

Balances at March 31, 1997         $  (60,898)     $ (519,236)    $ (580,134)


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                              Three Months Ended
                                                  March 31,
                                               1997           1996
OPERATING ACTIVITIES
  Partnership income                    $   (110,980)  $   (144,911)
  Adjustments to reconcile
   partnership loss to net cash
   provided by (used in) operating
   activities:
     Depreciation and amortization           151,728        150,702
     Provision for losses on rents
      and other receivables                   12,550        (12,100)
   Changes in assets and liabilities:
     Restricted deposits                       2,962        (14,328)
     Rents and other receivables             (11,535)         9,715
     Prepaid expenses                        (51,479)       (53,050)
     Debt issuance costs                      (8,735)          (200)
     Commercial commissions, deposits
      and other                              (10,291)         3,345
     Accounts payable and
      accrued expenses                        78,666         62,519
     Accrued interest                         18,505         20,880
     Unearned revenue                         (8,760)        (3,007)
     Tenant security deposits                   (303)        (7,096)

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                        (71,063)       (41,125)

INVESTING ACTIVITIES
  Purchases of and improvements
   to investment properties                  (10,244)       (49,744)

NET CASH USED IN
 INVESTING ACTIVITIES                        (10,244)       (49,744)

SECURED INVESTMENT RESOURCES FUND, L.P.

                                              Three Months Ended
                                                   March 31,
                                             1997          1996

FINANCING ACTIVITIES
  Debt Issuance Costs                         (9,977)         (200)
  Due To (From) Related Parties                1,242         2,026
  Principal payments on
     long term debt                          (33,302)        4,993

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                        (42,037)        6,819

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                         18,782        (1,600)

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                         206,974       161,414

CASH AND CASH EQUIVALENTS
 END OF PERIOD                             $ 225,756     $ 159,814




See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.
For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:
                                         March 31,     December 31,
                                          1997            1996
Collateralized by Investment
  Property

  First Mortgages:
    The Colony Apartments             $  3,651,377      3,661,657
    Foothills Village S.C.               2,617,773      2,621,779
    Cascade Apartments                   1,864,680      1,875,173
    The Market S.C./Hidden Valley
      Exchange S.C.                      1,595,461      1,601,745
    Hidden Valley Exchange S.C.            811,389        813,628

 Second Mortgages:
    Foothills Village, S.C.                968,245        968,245
    The Market S.C./Hidden Valley
      Exchange S.C.                        410,000        410,000

                                      $ 11,918,925   $ 11,952,227

Interest expense totaled $276,587 and $321,052 for the three months ending March 31, 1997 and 1996, respectively.

The mortgage for Cascade Apartments matured March 1, 1995. The present mortgage holder has agreed to temporarily extend the

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTE B--MORTGAGE DEBT--CONT'D.

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

                                        Three Months Ended
                                             March 31,
                                        1997           1996

Property Management Fees           $     27,149   $     24,303

Amounts due (to) from related parties consist of the following:

                                     March 31,    December 31,
                                       1997           1996
Secured Investment Resources
  Fund, L.P. III                   $    (80,120)  $    (78,345)
Secured Investment Resources
  Fund, L.P. II                          (5,000)        (5,000)
SIR, Inc.                                26,462         25,929
                                   $    (58,658)  $    (57,416)

NOTE D--CASH DISTRIBUTIONS

No cash distributions have been made since January 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

Revenues for the first three months of 1997 decreased by $16,000 (1.1%) compared with the same period of last year. Apartment rentals decreased $5,000 and commercial properties decreased $1,000. Both apartment rental rates and commercial rental rates and expenses have stabilized for the first quarter of 1997.

Total operating and administrative expenses decreased $7,400 (3.7%) when comparing the first three months of 1997 to the first three months of 1996.

The Partnership anticipates that operating results for the year ending December 31, 1997 will show an increase in revenues due to new leases signed on the commercial properties.

Liquidity and Capital Reserves

During the first three months of 1997 $71,100 of cash was provided by operating activities, $10,300 was used for investing activities and $42,000 was used in financing activities.

In May 1996, a $410,000 note, collateralized by Hidden Valley and
The Market, was signed. This loan matures June 25, 1998 and the interest rate is 7%.

The mortgage for Cascade Apartments matured in March, 1995. The existing mortgage holder has agreed to extend this note on a month-to-month basis and the Partnership makes monthly principal and interest payments of $18,900.

The General Partners also anticipate the at 1997 cash flow from operations will continue to improve because of strong occupancy, stabilized rental rates, stabilized expenses, and new leases stabilized on commercial properties.

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

                    Inapplicable.

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS

                    Inapplicable.

          Item 5.   OTHER INFORMATION

                    Inapplicable.

          Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         None.

                   (b)   Reports on Form 8-K

                         There were no reports on Form 8-K filed
                         during the quarter ended March 31, 1997.

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


                    Date: May 15, 1997


                    By: Secured Investment Resources, Inc.
                        as Corporate General Partner


                    By:
                             James R. Hoyt, President


                    Date: May 15, 1997

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


                      Date: May 15, 1997


                      By: Secured Investment Resources, Inc.
                          as Corporate General Partner


                      By:     /s/ James R. Hoyt
                               James R. Hoyt, President


                      Date: May 15, 1997