Form 10-Q
period 1997-09-30
SECURED INVESTMENT RESOURCES FUND LP
filed 1997-12-23
CIK 745481

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended       September 30, 1997

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

             SECURED INVESTMENT RESOURCES FUND, L.P.

                              Index


PART I.   FINANCIAL INFORMATION                           Page

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets --
          September 30, 1997 and December 31, 1996         3-4

          Consolidated Statements of Operations --
           Three and Nine Months Ended September 30,
           1997 and 1996                                     5

          Consolidated Statements of Partnership
           Capital -- Nine Months Ended September 30,
           1997 and the Years Ended December 31, 1996,
           and 1995                                          6

          Consolidated Statements of Cash Flows --
           Nine Months Ended September 30, 1997 and 1996   7-8

          Notes to Consolidated Financial Statements      9-10

Item 2.   Managements Discussion and Analysis
           of Financial Condition and Results
           of Operations                                 11-12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                 13

Item 2.   Changes in Securities                             13

Item 3.   Defaults Upon Senior Securities                   13

Item 4.   Submission of Matters to a Vote of
           Security Holders                                 13

Item 5.   Other Information                                 13

Item 6.   Exhibits and Reports on Form 8-K                  13


SIGNATURES                                                  14

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED BALANCE SHEETS

                                         September 30,
                                             1997       December 31,
                                         (Unaudited)        1996
ASSETS

INVESTMENT PROPERTIES
  Land and buildings                     $ 16,541,303   $ 16,523,135
  Furniture, fixtures and equipment         1,754,202      1,714,939
                                           18,295,505     18,238,074
  Less accumulated depreciation
   and allowance for losses                 7,106,566      6,667,531
                                           11,188,939     11,570,543

OTHER ASSETS
  Cash                                        236,312        206,974
  Rents and other receivables, less
   allowance of $43,300 in 1997
   $42,350 in 1996                             18,112         10,236
  Prepaid expenses                             27,672            368
  Debt issuance costs, net of
   accumulated amortization of
   $81,334 in 1997 and $63,135
   in 1996                                    153,921        141,488
  Commercial commissions,
   deposits and other                          22,001         17,015
  Restricted deposits                          27,538         15,105
                                              485,556        391,186


      TOTAL ASSETS                       $ 11,674,495   $ 11,961,729

SECURED INVESTMENT RESOURCES FUND, L.P.

                                          September 30,
                                               1997         December 31,
                                         (Unaudited)       1996
LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt (Note B)                  $ 11,820,106   $  11,952,227
  Accrued interest                             203,025         128,096
  Accounts payable and accrued
   expenses                                    210,139         106,926
  Due to related parties (Note C)               61,265          57,416
  Unearned revenue                              96,090         110,733
  Tenant security deposits                      80,559          75,485

      TOTAL LIABILITIES                     12,471,184      12,430,883
PARTNERSHIP CAPITAL

  General Partners
    Capital contribution                         1,000           1,000
    Partnership deficit                        (64,064)        (60,789)
                                               (63,064)        (59,789)
  Limited Partners
    Capital contributions                    5,608,838       5,608,838
    Partnership deficit                     (6,342,463)     (6,018,203)
                                              (733,625)       (409,365)

      TOTAL PARTNERSHIP CAPITAL               (796,689)       (469,154)

                                        $   11,674,495   $  11,961,729

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                           Nine months Ended            Three Months Ended
                              September 30,               September 30,
                           1997         1996            1997          1996
REVENUES
  Rents                $1,680,101    $1,650,772      $ 570,371    $  567,960
  Interest                  2,581         3,265            843           812
  Maintenance
   escalations             64,373        52,210         29,645        15,197

                        1,747,055     1,706,247        600,859       583,969

OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses               579,595       579,877        196,052       200,849
  General and
   administrative
   expenses                31,529        38,229          9,203        12,239
  Professional services    76,616        61,131         31,089        14,406
  Management Fees          86,232        75,537         29,559        26,486
                          773,972       754,774        265,903       253,980

  NET OPERATING INCOME    973,083       951,473        334,956       329,989

NON-OPERATING EXPENSES
  Interest                843,385       930,476        284,222       281,788
  Depreciation and
   amortization           457,233       448,370        160,744       148,976
                        1,300,618     1,378,846        444,966       430,764

PARTNERSHIP LOSS       $ (327,535)   $ (427,373)    $ (110,010)    $(100,775)

Allocation of loss:
  General Partners         (3,275)       (4,274)        (1,100)       (1,008)
  Limited Partners       (324,260)     (423,099)      (108,910)      (99,767)

                      $  (327,535)   $ (427,373)    $ (110,010)   $ (100,775)

Partnership loss per
 limited partnership
  unit                 $   (13.04)   $   (17.01)    $    (4.38)   $    (4.01)

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL

Nine months Ended September 30, 1997 (Unaudited) and the Years Ended December 31, 1996 and 1995

                                    General        Limited
                                    Partners       Partners         Total



Balances at January 1, 1995        $   (49,692)   $   590,244    $   540,552

Partnership loss                        (4,853)      (480,426)      (485,279)

Balances at December 31, 1995          (54,545)       109,818         55,273

Partnership loss                        (5,244)      (519,183)      (524,427)

Balances at December 31, 1996          (59,789)      (409,365)      (469,154)

Patnership loss                         (3,275)      (324,260)      (327,535)

Balances at September 30, 1997     $   (63,064)   $  (733,625)   $  (796,689)


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                             Nine Months Ended
                                              September 30,
                                               1997           1996
OPERATING ACTIVITIES
  Partnership loss                      $  (327,535)   $  (427,373)
  Adjustments to reconcile
   partnership loss to net cash
   provided by (used in) operating
   activities:
    Depreciation and amortization           464,986        461,176
    Provision for losses on rents
     and other receivables                      950        (17,350)
  Changes in assets and liabilities:
    Rents and other receivables              (8,826)        21,064
    Prepaid expenses                        (27,304)       (19,020)
    Commercial commission, deposits
     and other                              (12,739)          (646)
    Account payable and
     accrued expenses                       103,213        (76,681)
    Accrued interest                         74,930          46,805
    Unearned revenue                        (14,643)            184
    Tenant security deposits                  5,074           1,102

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                       258,106        (10,739)

INVESTING ACTIVITIES
  Purchase of and improvements
   to investment property                   (57,432)      (164,114)
  Restricted deposits                       (12,432)        59,398

NET CASH USED IN
 INVESTING ACTIVITIES                       (69,864)      (104,716)

SECURED INVESTMENT RESOURCES FUND, L.P.

                                             Nine Months Ended
                                                September 30,
                                               1997           1996
FINANCING ACTIVITIES

  Mortgage Proceeds                     $         0    $ 2,017,300
  Due To (From) Related Parties               3,849          5,377
  Principal payments on
   long-term debt                          (132,121)    (1,856,395)
  Debt Issuance Cost                        (30,632)        (8,735)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                     (158,904)       157,547

INCREASE IN CASH
 AND CASH EQUIVALENTS                        29,338         42,092

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                        206,974        161,414

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          $   236,312    $   203,506


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:

                                   September 30,   December 31,
                                       1997            1996
Collateralized by Investment
 Property:

First Mortgages:
  The Colony Apartments            $  3,630,474    $  3,661,657
  Foothills Village S.C.              2,576,191       2,621,779
  Cascade Apartments                  1,842,905       1,875,173
  The Market S.C./Hidden Valley
   Exchange S.C.                      1,583,489       1,601,745
  Hidden Valley Exchange S.C.           808,802         813,628

Second Mortgages:
  Foothills Village, S.C.               968,245         968,245
  The Market S.C./Hidden Valley
   Exchange S.C.                        410,000         410,000
                                   $ 11,820,106    $ 11,952,227

Interest expense totaled $843,385 and $930,476 for the nine months ending September 30, 1997 and 1996, respectively.

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

                                        Nine Months Ended
                                          September 30,
                                       1997           1996

Property management fees           $    86,232    $    75,537

Amounts due (to) from related parties consist of the following:

                                   September 30,  December 31,
                                       1997           1996
Secured Investment Resources
 Fund, L.P. III                    $   (83,794)       (78,345)
Secured Investment Resources
 Fund, L.P. II                          (5,000)        (5,000)
SIR, Inc.                               27,529         25,929
                                   $   (61,265)   $   (57,416)

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTE D--CASH DISTRIBUTIONS

No distributions have been made since January 1990. Future distributions will be made only from excess cash flow not needed for working capital reserves.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

     Revenues for the first nine months of 1997 increased by $41,000 (2.4%) compared with the same period last year. Apartment rentals decreased $18,000 and commercial properties accounted for increases of $59,000. The apartment market has not allowed the Partnership to increase rental rates. Several smaller leases have been negotiated at Foothills Shopping Center which has raised occupancy.

     Total operating and administrative expenses decreased $7,000
     (1.1%) when comparing the first nine months of 1997 to the first nine months of 1996.

     The Partnership anticipates that operating results for the year ending December 31, 1997 will show a continued increase in revenues due to new leases signed on the commercial properties.

Liquidity and Capital Resources

     During the first nine months of 1997 $258,100 of cash was provided by operating activities, $69,900 was used for investing activities and $158,900 was used in financing activities.

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

               Inapplicable.

     Item 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Inapplicable.

     Item 5.   OTHER INFORMATION

               Inapplicable.


     Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

              (a)   Exhibits

                    None.

              (b)   Reports on Form 8-K

                    There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

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


                         Date: November 15, 1997

                         By:  Secured Investment Resources, Inc.
                              as Corporate General Partner


                         By:
                                 James R. Hoyt, President


                         Date: November 15, 1997

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


                         Date:  November 15, 1997


                         By:  Secured Investment Resources, Inc.
                              as Corporate General Partner


                         By:      /s/ James R. Hoyt
                                  James R. Hoyt, President


                         Date:  November 15, 1997