Form 10-Q/A
period 1997-09-30
SECURED INVESTMENT RESOURCES FUND LP
filed 1999-03-02
CIK 745481

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

(X)		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
			OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended          September 30, 1997

                                    OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

For the transition period ________________  to  ____________________
Commission file number             0-14542

             SECURED INVESTMENT RESOURCES FUND, L.P.
         (Exact name of registrant as specified in its charter)

           Kansas				48-0979566
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)		    Identification No.)

      5453 W. 61st Place, Mission, Kansas                 66205
  (Address of principal executive offices)		(Zip Code)

(Registrant's telephone number,
including area code)			       (913)  384-5700

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
Yes      X      	No

SECURED INVESTMENT RESOURCES FUND, L.P.

Index

PART  I.	FINANCIAL INFORMATION			        	Page

Item  1.	Financial Statements  (Unaudited):

        	Consolidated Balance Sheets --
		  September 30, 1997 and December 31, 1996		3-4

		Consolidated Statements of Operations --
		  Three and Nine Months Ended September 30,
		  1997 and 1996						5

		Consolidated Statements of Partnership
		  Capital --  Nine Months Ended September 30,
		  1997 and the Years Ended December 31, 1996,
		  and 1995						6

		Consolidated Statements of Cash Flows --
		  Nine Months Ended September 30, 1997 and 1996		7-8

		Notes to Consolidated Financial Statements      	9-10

Item  2.	Managements Discussion and Analysis
		  of Financial Condition and Results
		  of Operations						11-12

PART  II.	OTHER INFORMATION

Item  1.	Legal Proceedings					13

Item  2.	Changes in Securities					13

Item  3.	Defaults Upon Senior Securities				13

Item  4.	Submission of Matters to a Vote of
		  Security Holders					13

Item  5.	Other Information					13

Item  6.	Exhibits and Reports on Form 8-K			13

SIGNATURES								14-15

PART  I.	FINANCIAL INFORMATION

Item  1.	FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED BALANCE SHEETS

						September 30,
						       1997	December 31,
	     					  (Unaudited)	 1996
ASSETS

INVESTMENT PROPERTIES
  Land and buildings				$  11,732,567	$  16,523,135
  Furniture, fixtures and equipment	              916,465	    1,714,939
                                                     --------      ----------
                                                   12,649,032      18,238,074
  Less accumulated depreciation
    and allowance for losses	                    5,089,220       6,667,531
                                                     --------      ----------
             	 	    	                    7,559,812      11,570,543

OTHER ASSETS
  Cash				                      207,951	      206,974
  Rents and other receivables, less
    allowance of $32,200 in 1997
    $42,350 in 1996		                       13,349          10,236
  Prepaid expenses			               22,648             368
  Debt issuance costs, net of
    accumulated amortization of
    $81,334 inn 1997 and $63,135
    in 1996				              138,683         141,488
  Commercial commissions,
    deposits and other			                6,025          17,015
  Restricted deposits			               27,538          15,105
                                                     --------      ----------
					              416,194         391,186
                                                     --------      ----------
	TOTAL ASSETS                           $    7,976,006	$  11,961,729

SECURED INVESTMENT RESOURCES FUND, L.P.

           					September 30,
						      1997	December 31,
						 (Unaudited)  	      1996

LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt  (Note B)			$    8,275,670	$  11,952,227
  Accrued interest		                        88,249        128,096
  Accounts payable and accrued
    expenses					       178,748        106,926
  Due to related parties  (Note C)                      61,265         57,416
  Unearned revenue			                 4,590        110,733
  Tenant security deposits		                54,434         75,485
                                                     ---------     ----------
	TOTAL LIABILITIES		             8,662,956     12,430,883

PARTNERSHIP CAPITAL

  General Partners
    Capital contribution			         1,000          1,000
    Partnership deficit				       (62,967)       (60,789)
                                                     ---------     ----------
						       (61,967)       (59,789)
  Limited Partners
    Capital contributions			     5,608,838      5,608,838
    Partnership deficit				    (6,233,821)    (6,018,203)
                                                     ---------     ----------
						      (624,983)      (409,365)
                                                     ---------     ----------
	TOTAL PARTNERSHIP CAPITAL		      (686,950)      (469,154)

						$    7,976,006	$  11,961,729



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

			      Nine Months Ended	        Three Months Ended
			            September 30,	   September 30,
			      1997	      1996	 1997          1996
REVENUES
    Rents 		    $1,652,726    $1,650,772    $  542,996   $  567,960
    Interest		         2,581	       3,265           843          812
    Maintenance escalations     43,143	      52,210         8,415       15,197
                             ---------     ---------     ---------    ---------
			     1,698,450	   1,706,247	   552,254      583,969

OPERATING AND
  ADMINISTRATIVE EXPENSES
    Property operating
      expenses		       576,427	    579,877	   192,884      200,849
    General and
      administrative expenses   22,422	     38,229	        96   	 12,239
    Professional services       70,997	     61,131	    25,470       14,406
    Management Fees	        81,835	     75,537         25,162       26,486
                             ---------     ---------     ---------    ---------
			       751,681	    754,774        243,612      253,980

NET OPERATING INCOME           946,769	    951,473        308,642      329,989

NON-OPERATING REVENUE AND
  EXPENSES
Gain on foreclosure*	       (89,719)		           (89,719)
Interest		       813,404	    930,476        254,241      281,788
    Depreciation and
      amortization	       440,880	    448,370        144,391      148,976
                             ---------     ---------     ---------    ---------
			     1,164,565	  1,378,846        308,913      430,764

PARTNERSHIP LOSS            $ (217,796)  $ (427,373)   $      (271)   $(100,775)

Allocation of loss:
    General Partners	        (2,178)	     (4,274)	        (3)      (1,008)
    Limited Partners	      (215,618)	   (423,099)	      (268)     (99,767)

			    $ (217,796)	 $ (427,373)   $      (271)  $ (100,775)
Partnership loss per
  limited partnership
    unit		    $    (8.60)	$    (17.01)   $     (0.00)  $    (4.01)

See notes to consolidated financial statements.
* Note E

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL

Nine months Ended September 30, 1997 (Unaudited) and the Years Ended December 31, 1996 and 1995


			        General		Limited
			 	Partners	Partners	  Total

Balances at January 1, 1995  $   (49,692)   $    590,244   $    540,552

Partnership loss		  (4,853        (480,426)      (485,279)
                                 -------       ---------       --------

Balances at December 31, 1995    (54,545)        109,818         55,273

Partnership loss	          (5,244)       (519,183)      (524,427)
                                 -------       ---------       --------

Balances at December 31, 1996    (59,789)       (409,365)      (469,154)

Partnership loss	          (2,178)       (215,618)      (217,796)
                                 -------       ---------       --------

Balances at September 30, 1997 $ (61,967)   $   (624,983)  $   (686,950)



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)


						Nine Months Ended
						    September 30,
					   1997			1996

OPERATING ACTIVITIES
    Partnership loss    	         $  (217,796)	     $  (427,373)
    Adjustments to reconcile
      partnership loss to net cash
      provided by (used in) operating
      activities:
        Gain on foreclosure		    (89,719)
        Depreciation and amortization	    440,880              461,176
        Provision for losses on rents
          and other receivables		       (251)             (17,350)
    Changes in assets and liabilities:
        Rents and other receivables           7,037	          21,064
        Prepaid expenses                    (22,280)             (19,020)
        Commercial commission, deposits
          and other		             10,990	            (646)
        Account payable and
          accrued expenses                   97,042	          (76,681)
        Accrued interest                     58,071	           46,805
        Unearned revenue                    (13,543)	              184
        Tenant security deposits            (21,051)                1,102
                                            -------              --------

NET CASH PROVIDED (USED IN)
  OPERATING ACTIVITIES                      249,380	          (10,739)

INVESTING ACTIVITIES
  Purchase of and improvements
    to investment property                  (57,904)	         (164,114)
  Restricted deposits	                    (37,818)	           59,398
                                            -------              --------
NET CASH USED IN
  INVESTING ACTIVITIES	                    (95,722) 	         (104,716)

SECURED INVESTMENT RESOURCES FUND, L.P.

	         		        	Nine Months Ended
          	         	        	    September 30,
                                               1997		1996

FINANCING ACTIVITIES

  Mortgage Proceeds		  $               0	      $2,017,300
  Due to (From) Related Parties               3,849                5,377
  Principal payments on
     long term debt                        (125,898)         (1,856,395)
  Debt Issuance Cost	                    (30,632)             (8,735)
                                           ---------          ---------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                     (152,681)            157,547
                                           ---------          ---------

INCREASE IN CASH
  AND CASH EQUIVALENTS                          977              42,092

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD			    206,974             161,414
                                           ---------          ---------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD	                         $  207,951          $  203,506


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

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:

				September 30,		December 31,
				      1997		      1996
Collateralized by Investment
  Property:

First Mortgages:
  The Colony Apartments		$ 3,630,474		$ 3,661,657
  Foothills Village S.C.             -                    2,621,779
  Cascade Apartments		  1,842,905               1,875,173
  The Market S.C./Hidden Valley
    Exchange S.C.		  1,583,489               1,601,745
  Hidden Valley Exchange S.C.	    808,802		    813,628

Second Mortgages:
  Foothills Village, S.C.	      -  		    968,245
  The Market S.C./Hidden Valley
    Exchange S.C.                   410,000                 410,000
			       $  8,275,670             $11,952,227
                                -----------              ----------
Interest expense totaled $843,385 and $930,476 for the nine months ending September 30, 1997 and 1996, respectively.

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTE B-MORTGAGE DEBT--CONT'D.

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

						Nine Months Ended
						   September 30,
					        1997		1996

Property management fees		 $    86,232	        $    75,537

Amounts due (to) from related parties consist of the following:

					September 30,	        December 31,
					      1997	               1996
Secured Investment Resources
  Fund, L.P.  III			 $  (83,794)	        $  (78,345)
Secured Investment Resources
  Fund, L.P.  II	                     (5,000)                (5,000)
SIR, Inc.	                             27,529                 25,929
                                            -------               --------
                                          $ (61,265)	        $  (57,416)

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

NOTE E--FORECLOSURE GAIN (DISPOSITION OF ASSETS)

On August 27, 1997 foreclosure proceedings were instituted on behalf of the mortgage holder of the property known as Foothills Village S.C. The property was subject to a first mortgage in the amount of $2,577,084 plus accrued interest of $19,063 and a second mortgage of $968,245 plus accrued interest of $86,077. The Fund's basis in the property at the time of foreclosure, net of depreciation and other items, was approximately $3,565,000.



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




				SECURED INVESTMENT RESOURCES FUND, L.P.
				A Kansas Limited Partnership
				(Registrant)



				By:		/s/  James R. Hoyt
                                                    James R. Hoyt
					as Individual General Partner

				Date:	November 25, 1998
				By:	Secured Investment Resources, Inc.
					as Corporate General Partner



				By:		/s/  James R. Hoyt
        					James R. Hoyt, President

				Date:	November 25, 1998

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




				SECURED INVESTMENT RESOURCES FUND, L.P.
				A Kansas Limited Partnership
				(Registrant)



				By:	James R. Hoyt
					as Individual General Partner

				Date:	November 25, 1998

				By:	Secured Investment Resources, Inc.
					as Corporate General Partner



				By:    James R. Hoyt, President

				Date:	November 25, 1998