Form 10-K
period 1997-12-31
SECURED INVESTMENT RESOURCES FUND LP
filed 1999-04-29
CIK 745481

FORM 10-K


	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended          December 31, 1997

                              OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period                  to
Commission file number                   0-14542

            SECURED INVESTMENT RESOURCES FUND, L.P.
     (Exact name of registrant as specified in its charter)
                 Kansas                          48-0979566
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

  5453 W. 61st Place, Mission, Kansas               66205
(Address of principal executive offices)         (Zip Code)

(Registrant's telephone number,
 including area code)                          (913) 362-0200

Securities registered pursuant to Section 12(b) of the Act:

	  None

Securities registered pursuant to Section 12(g) of the Act:

	Limited Partnership Interests ("Units")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes          No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

	PART I
Item 1.	Business

Secured Investment Resources Fund, L.P. ("Partnership") is a Kansas limited partnership formed pursuant to the Kansas Revised Uniform Limited Partnership Act on March 30, 1984. James R. Hoyt is the Individual General Partner and Secured Investment Resources, Inc., a Kansas corporation, is the Corporate General Partner. The Partnership was formed with the intent to engage in the business of acquiring, improving, developing, operating and holding for investment, income producing properties with the objectives of (i) preserving and protecting the Partnership's capital; (ii) providing capital gains through potential appreciation; (iii) providing quarterly "tax sheltered" cash distributions from operations; (iv) generating tax losses in excess of tax shelter distributions, which may be used to offset taxable income from other sources; and (v) increasing equity through the reduction of mortgage loans on Partnership properties. The term of the partnership is sixty (60) years from the date of the Partnership Agreement of October 1, 1984, or the date of which all the assets acquired by the Partnership are sold or converted to cash.

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

Total rent charges for Sampler Shoppes, Inc. (SSI), the anchor tenant at Foothills Village Shopping Center, represented approximately 6.0% and 9.0% of Partnership rent revenues for the years ended December 31, 1997 and 1996, respectively.

Item 1.	Business--Cont'd.

As of December 31, 1997, the Partnership has made cash distributions to Limited Partners of $5,343,132 for the period June 1, 1985 through December 31, 1997. No distributions have been made since January 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

As of December 31, 1997, the Partnership had no employees. Employees of SPECS, Inc. provide services to the Partnership (as described in Note D). James R. Hoyt, a General Partner, is the principal and owner of 33% of SPECS, Inc. as of December 31, 1997.


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

The following table sets forth the investment portfolio of the Partnership at December 31, 1997:

                                                                Average
                               Properties at                 Occupancy(*)
   Property      Description   Initial Cost  Date Acquired    Percentage
                                                             1997     1996
The Colony
Apartments         140 units    $5,940,707   Oct. 16, 1989    87%      90%
Burlington, NC

Cascade
Apartments          86 units    $2,584,253   Dec.  7, 1989    93%      94%
Topeka, KS

Hidden Valley
Exchange         27,200 Sq.Ft.  $2,013,709   Sep. 30, 1986    74%      76%
Shopping Ctr.
Independence, MO

The Market
Shopping Ctr.    12,782 Sq.Ft.  $1,414,510   Nov. 18, 1986    87%      74%
Overland Park, KS

(*)	Based upon vacancy amount (in dollars) as a percent of gross possible rents. (Gross possible rents is calculated by multiplying established market rates for each unit type by the total unit mix).

	The encumbrances against each property are discussed in Note C.

Item 3.	Legal Proceedings.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant's Common Equity and Related Security Holder
        Matters.

(A)	There is no established public trading market for the Units of the
        Partnership.
(B)     There have been no distributions the last seven (7) years.
(C) As of December 31, 1997, the Partnership had admitted 1,297 Limited Partners who purchased 24,869.5 units.

Item 6.	Selected Financial Data.
                    For The Years Ended December 31,
OPERATING DATA         1997        1996        1995        1994       1993
(In Thousands)
Rents                $  2,082    $  2,225    $  2,235    $  2,116   $  1,857
Maintenance
 Escalations
 and Other Income          66          74          91          91        110
Property Operating
 and Administrative Exp   979         997       1,009         910        821
Interest
 Expense                1,003       1,202       1,175       1,208      1,140
Depreciation/
 Amortization             558         624         627         590        591
Loss before
 extraordinary item      (392)       (524)       (485)       (501)      (585)
Extraordinary item         90          -           -           -          -
Partnership
 Loss                $   (302)   $   (524)   $   (485)   $   (501)   $  (585)

PER LIMITED PARTNERSHIP UNIT
 Loss per limited
 partnership unit before
 extraordinary item    (15.58)     (20.88)     (19.32)     (19.94)     (23.27)

 Extraordinary item      3.57         -          -           -           -

Total loss per limited
 partnership unit(1) $ (12.01)   $ (20.88)   $ (19.32)   $ (19.94)   $ (23.27)

Cash Distributions(2)$    ---    $    ---    $    ---    $    ---    $   ---

Item 6.	Selected Financial Data--Cont'd.


BALANCE SHEET DATA      1997       1996       1995        1994        1993
(In Thousands)

Total Assets            7,855     11,968     12,398      12,973      13,285
Mortgage Debt           8,246     11,952     11,826      11,576      11,630


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
        Results of Operations.

Results of Operations

Revenue for the partnership (net of the Foothills, which was foreclosed in 1997 and had revenue of $377,000 and $493,486 for 1997 and 1996 respectively) decreased in 1997 to $1,771,000 as compared to $1,805,000 in 1996. This represented a decrease of $34,000 or 1.9%.

Operating costs (net of the Foothills which had operating costs of $109,000 in 1997 and $130,000 in 1996) increased in 1997 by $3,000 to $870,000 from
$867,000, or an increase of 0.3%. Depreciation and amortization for 1997 (net of the Foothills which was $131,000 for 1997 and $204,000 for 1996) increased by $7,000 to $427,000 for 1997 compared to $420,000 for 1996.
Interest for 1997 (net of the Foothills which had interest of $239,000 and $366,000 for 1997 and 1996 respectively) decreased for the partnership by $72,000 to $764,000 for 1997 from $836,000 for 1996. The net result to the
Partnership was a decrease in the net loss from continuing properties of $290,000 in 1997 as compared to $317,000 in 1996.

Revenue for the partnership decreased in 1996 to $2,299,000 as compared to $2,326,000 in 1995. This represented a decrease of $27,000 or 1.2%.

The operating costs without depreciation and amortization stabilized in 1996 over 1995 with a slight decrease of $12,000 (1.2%) from $1,009,000 to $997,000. Interest expense was up from 1995 by $27,000 (2.3%). Depreciation and amortization for 1996 decreased slightly by $3,000 (.3%) over 1995 depreciation of $627,000. The net result to the Partnership was an increase in the loss of $39,000 (8.0%) over 1995 levels.

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
        Results of Operations.--Cont'd.

Results of Operations--Cont'd.

The Partnership anticipates that the operating results will improve during 1998. The general partner anticipates that the Fund will achieve higher occupancy levels, increased rental rates, decreased rent promotions and will begin a closer monitoring of operating expenses.

Liquidity and Sources of Capital

During 1997, the Partnership's primary source of working capital was from operations, which provided $292,000 of funds. Property improvements utilized $70,000 of these funds and $155,000 was used for debt reduction. The net effect was an increase in cash of $10,000 at year end. The continuing trend of higher occupancy levels and higher rental rates should continue through 1998 and improve cash flow from operations.

The Partnership is currently in negotiations with the lender for the second mortgage on the Market Shopping Center and the Hidden Valley Exchange Shopping Center. The Partnership is attempting to extend the due date from June 1998 or find a replacement lender. The lender for the Cascade Apartments has given verbal commitment to extend the mortgage on a month-to-month basis.

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

The General Partners' believe that sufficient working capital will be available to fund known, on-going operating and capital expenditure requirements for the Partnership during 1998. The Partnership expects continued increased rental income from the residential properties due to ongoing scheduled rental increases. It is also anticipated that occupancy will remain stable on the commercial properties. Operating expenses in 1998 will be up slightly from 1997 due primarily to increased operating costs incurred in conjunction with scheduled rent increases. Interest expense on variable rate notes is expected to increase slightly from 1997 levels.

On May 28, 1996, the Partnership signed a note, collateralized by a second mortgage on The Market and Hidden Valley Exchange, in the amount of $410,000 at 7% interest. The proceeds of this note were used to pay delinquent real estate taxes for The Market and Hidden Valley Exchange as well as accrued interest and related loan costs.

The Partnership is actively seeking a mortgage lender for the Cascade Apartments mortgage, which matured in March, 1996. The mortgage was extended by the lender from March, 1996 at the same rate of interest. As of the date of this report, the Partnership continues to make monthly principal and interest payments of $18,900 and will continue on a month-to-month basis with the lender until a refinancing can be completed which is anticipated to be in 1998.

On August 27, 1997 foreclosure proceedings were instituted on behalf of the mortgage holders of the property known as Foothills Village Shopping Center. The property was subject to a first mortgage in the amount of $2,577,084, plus accrued interest of $19,063 and a second mortgage of $968,745, plus accrued interest of $86,077. The fund's basis in the property at the time of the foreclosure, net of depreciation and other items, was approximately $3,565,000. The Partnership recorded a one-time gain on the foreclosure in the amount of $89,719.

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

Year 2000

The Partnership is currently dependent upon the General Partners and SPECS, Inc. ("SPECS") for management and administrative services. It is anticipated that the General Partners and SPECS will have to modify or replace portions of their software so that the computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue").
The project is estimated to be completed no later than January, 1999. It is anticipated that SPECS will install a Year 2000 compliant software system at the property by that date. The cost of the conversion is not anticipated to be material. The general partners believe that with modifications to existing software and conversion to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

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
        Condition and Results of Operations.--Cont'd.

New Accounting Standards

SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. Components of comprehensive income will be included in a financial statement that has the same prominence as other financial statements starting in the first quarter of fiscal 1999. SFAS No. 130's disclosure requirements will have no impact on the Partnership's financial condition or results of operations.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997, but interim reporting is not required in 1998.
An operating segment is defined under SFAS No. 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operation decision maker in the determination of resource allocation and performance. The Partnership anticipates no impact of SFAS No. 131 on future financial statement disclosures.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP broadly defines start-up activities and provides examples to help entities determine what costs are and are not within the scope of this SOP. The SOP applies to all nongovernmental entities and, in general, is effective for financial statements for fiscal years beginning after December 15, 1998.

The Partnership is not in its start-up phase and thus does not expect this SOP to have a significant effect on its financial statement when it becomes effective.

Item 7.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations.--Cont'd.

New Accounting Standards--Cont'd.

In June 1998, the Financial Accounting Standards Board Issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Partnership has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Partnership does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

Item 8.	Financial Statements and Supplementary Data.

SECURED INVESTMENT RESOURCES FUND, L.P.

Index
                                               Page

Independent Auditors' Report                     14

Financial Statements:

Consolidated Balance Sheets - December 31,
1997 and 1996                                 15-16

Consolidated Statements of Operations -
Years Ended December 31, 1997, 1996
and 1995                                         17

		Consolidated Statements of Partnership Capital
		(Deficit)-
Years Ended December 31, 1997, 1996
and 1995                                         18

Consolidated Statements of Cash Flows -
Years Ended December 31, 1997,
1996 and 1995                                 19-20

Notes to Consolidated Financial Statements    21-33

INDEPENDENT AUDITORS' REPORT


The Partners
Secured Investment Resources Fund, L.P.
Mission, KS

We have audited the accompanying consolidated balance sheets of Secured Investment Resources Fund, L.P. as of December 31, 1997 and 1996, and the related consolidated statements of operations, partnership capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secured Investment Resources Fund, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                            s/  BDO Seidman

St. Louis, Missouri
February 6, 1998
(Except for Note L dated January 13, 1999)

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                                 1997             1996
ASSETS

INVESTMENT PROPERTIES (Notes B and C)
  Land and buildings                         $11,750,152      $16,523,135
  Furniture, fixtures and equipment              910,967        1,714,939
                                              12,661,119       18,238,074
  Less accumulated depreciation and
    allowance for losses                       5,191,706        6,667,531
                                               7,469,413       11,570,543

Cash                                             217,424          206,974
Rents and other receivables, less
  allowance of $36,950 in 1997 and
  $42,350 in 1996 (Notes F and I)                 15,425           10,236
Prepaid expenses                                     ---              368
Debt issuance costs, net of accumulated
  amortization of $95,733 in 1997 and
  $63,135 in 1996                                124,284          141,488
Commercial commissions, deposits and
  other                                            7,415           17,015
Restricted deposits                               20,626           15,105
                                                 385,174          397,186


                                             $ 7,854,587      $11,967,729


SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED BALANCE SHEETS--CONT'D.

      						  December 31,
                                                   1997            1996
LIABILITIES AND PARTNERSHIP CAPITAL (DEFICIT)


Mortgage Debt (Note C)                       $ 8,246,116     $11,952,227
Accrued interest                                  93,187         128,096
Accounts payable and accrued
  expenses (Note G)                              157,071         106,926
Due to related parties (Note D)                   62,630          57,416
Unearned revenue                                   9,561         110,733
Tenant security deposits                          56,924          75,485

          TOTAL LIABILITIES                    8,625,489      12,430,883

PARTNERSHIP CAPITAL (DEFICIT)
  General Partners
    Capital contribution                           1,000           1,000
    Partnership deficit                          (63,806)        (60,789)
    (62,806)	    (59,789)
  Limited Partners
    Capital contributions                      5,608,838       5,608,838
    Partnership deficit                       (6,316,934)     (6,018,203)
   (708,096)	   (409,365)

      TOTAL PARTNERSHIP CAPITAL (DEFICIT)       (770,902)       (469,154)

                                             $ 7,854,587     $11,961,729


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
                         	          Years Ended December 31,
                                         1997          1996          1995

REVENUES
  Rents                             $  2,081,994  $  2,224,610  $  2,234,875
  Interest                                 3,944         4,990         6,721
  Maintenance escalations                 62,293        68,992        84,824
                                       2,148,231     2,298,592     2,326,420
OPERATING AND ADMINISTRATIVE
 EXPENSES
  Property operating
      expenses                           756,849       753,457       738,543
  General and administrative
    expenses                              47,655        50,846        58,304
  Professional services (Note D)          70,091        89,990       104,216
  Management fees (Note D)               104,534       102,613       107,915
          Depreciation & amortization    557,765       623,856       627,298
                                       1,536,894     1,620,762     1,636,276

NET OPERATING INCOME                     611,337       677,830       690,144

NON-OPERATING (EXPENSES)
  Interest                            (1,002,804)   (1,202,257)   (1,175,423)

                                        (391,467)   (  524,427)   (  485,279)

EXTRAORDINARY ITEM
  Gain on foreclosure (Note J)            89,719         -              -

PARTNERSHIP LOSS                    $   (301,748) $   (524,427)  $  (485,279)

Allocation of loss:
  General Partners                  $     (3,017) $     (5,244) $     (4,853)
  Limited Partners                      (298,731)     (519,183)     (480,426)
                                    $   (301,748) $   (524,427) $   (485,279)
Loss per limited partnership
  unit before extraordinary
  item                                    (15.58)       (20.88)       (19.32)

     Extraordinary item                     3.57           -             -

Total loss per partnership
  unit                              $     (12.01) $     (20.88) $     (19.32)

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)


Years Ended December 31, 1997, 1996 and 1995

                                     General        Limited
                                    Partners       Partners         Total

Balances at January 1, 1995  	$    (49,692)  $    590,244   $    540,552

Partnership loss                      (4,853)      (480,426)      (485,279)

Balances at December 31, 1995	     (54,545)       109,818         55,273

Partnership loss                      (5,244)      (519,183)      (524,427)

Balances at December 31, 1996	     (59,789)      (409,365)      (469,154)

Partnership loss                      (3,017)      (298,731)      (301,748)

Balances at December 31, 1997 $      (62,806)  $   (708,096)  $   (770,902)




See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Years Ended December 31,
                           	    1997           1996           1995
OPERATING ACTIVITIES
 Partnership loss              $  (301,748)   $  (524,427)   $  (485,279)
  Adjustments to reconcile
   partnership loss to net
   cash provided by operating
   activities:
    Depreciation and
      amortization                 557,765        623,856        627,298
    Gain on Foreclosure            (89,719)          -              -
    Provisions for losses
      on rents and other
      receivables                   (5,400)       (14,850)        36,819
    Changes in assets and
      liabilities:
        Rents and other
         receivables                   211         22,965        189,148
        Prepaid expenses               368          7,889         12,675
        Commercial commissions,
         deposits and other          9,600         (2,445)       (12,097)
   Accounts payable
         and accrued expenses       75,364       (133,830)      (131,140)
        Accrued interest            73,009         33,950       (188,743)
        Unearned revenue            (8,672)        59,250         (9,376)
        Tenant security
         deposits                  (18,561)        (3,898)           166

NET CASH PROVIDED BY
  OPERATING ACTIVITIES             292,217         68,460         39,471

INVESTING ACTIVITIES
  Improvements to investment
    properties                     (69,991)      (199,542)      (182,714)
  Restricted deposits              (30,906)        58,194        (73,299)

NET CASH USED IN
 INVESTING ACTIVITIES             (100,897)      (141,348)      (256,013)

SECURED INVESTMENT RESOURCES FUND, L.P.

                                          Years Ended December 31,
                                        1997          1996          1995


FINANCING ACTIVITIES
  Borrowings under
    debt arrangements              $      -      $  2,017,300  $  3,850,781
  Debt issuance costs                   (30,632)      (13,842)      (43,867)
  Advances (to) from
    related parties                       5,214         6,494       (11,178)
  Principal payments on
    debt                               (155,452)   (1,891,504)   (3,600,042)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                 (180,870)      118,448       195,694

INCREASE (DECREASE) IN CASH              10,450        45,560       (20,848)

CASH BEGINNING OF YEAR                  206,974       161,414       182,262

CASH END OF YEAR                   $    217,424  $    206,974  $    161,414






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

New Accounting Standards-SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. Components of comprehensive income will be included in a financial statement that base the same prominence as other financial statements starting in the first quarter of fiscal 1999. SFAS No. 130's disclosure requirements will have no impact on the Partnership's financial condition or results of operations.

New Accounting Standards (cont'd)-SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 31, 1997, but interim reporting is not required in 1998. An operation segment is defined under SFAS No. 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. The Partnership anticipates no impact of SFAS No. 131 on future financial statement disclosures.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP broadly defines start-up activities and provides examples to help entities determine what costs are and are not within the scope of this SOP. The SOP applies to all nongovernmental entities and, in general, is effective for financial statements for fiscal years beginning after December 15, 1998.

The Partnership is not in its start-up phase and thus does not expect this SOP to have a significant effect on its financial statement when it becomes effective.

New Accounting Standards (cont'd)-In June 1998, the Financial Accounting Standards Board Issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Partnership has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Partnership does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

Reclassification--Certain reclassifications have been made to the 1995 Financial Statement to conform to the 1996 presentation. These reclassifications had no effect on the results of operations.

NOTE B--INVESTMENT PROPERTIES

Investment properties consist of the following:

                                              December 31,
                                               1997           1996

Cost (including capital
improvements subsequent
to acquisition):
  The Colony Apartments			$  6,380,600   $  6,339,111
  Cascade Apartments			   2,713,277      2,693,957
  Hidden Valley Exchange
   Shopping Center                         2,130,407      2,122,326
  Foothills Village
   Shopping Center                             -          5,645,845
  The Market Shopping Center		   1,434,163      1,434,163
  Partnership                                  2,672          2,672
                                          12,661,119     18,238,074
Less
  Accumulated depreciation		  (4,786,706)    (6,262,531)
  Allowance for losses			    (405,000)      (405,000)
                                        $  7,469,413   $ 11,570,543


During 1990, the Partnership reduced the carrying value of its commercial property portfolio to reflect real estate market conditions. This change is reflected in Allowance for Losses on Investment Properties. Depreciation expense was $525,259, $589,250 and $584,926 for the years ended December 31, 1997, 1996, and 1995.

NOTE C--MORTGAGE DEBT

Non-recourse mortgage debt consists of the following:

                                                 December 31,
                                               1997           1996

Collateralized by Investment Property

   First Mortgages
     Hidden Valley Exchange S.C.  	$   807,348    $   813,628
     The Market S.C./Hidden Valley 	  1,577,536      1,601,745
     Foothills Village S.C.                   -          2,621,779
     The Colony Apts.                     3,619,623      3,661,657
     Cascade Apts.                        1,831,609      1,875,173

   Second Mortgages
     Foothills Village S.C.                   -            968,245
     The Market S.C./Hidden Valley          410,000        410,000

                                        $ 8,246,116    $11,952,227

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

On May 28, 1996, the Partnership signed a note, collateralized by a second mortgage on The Market and Hidden Valley Exchange, in the amount of $410,000 at 7% interest. The Partnership will make monthly interest payments on this mortgage until June 25, 1998 when the entire amount becomes due and payable. The proceeds of this note were used to pay delinquent real estate taxes for The Market and Hidden Valley Exchange as well as accrued interest and related loan costs. The Partnership is attempting to extend the due date from June 1998 or find a replacement lender.

The Partnership is in violation of covenants on both of the above notes which require certain financial reports to be filed within 120 days after year end.

Foothills Village Shopping Center (Foothills)
On August 27, 1997 foreclosure proceedings were instituted on behalf of the mortgage holder on the property known as Foothills Village Shopping Center. The property was foreclosed and the Partnership no longer owns an interest in the property. The property was subject to a first mortgage in the amount of $2,582,414, plus accrued interest of $21,841 and a second mortgage in the amount of $968,245, plus accrued interest of $86,077.

The Colony Apartments (The Colony)
On January 17, 1995, the purchase money note in the amount of $3,500,000 was retired through the issuance of a new mortgage. This new mortgage in the original amount of $3,728,000 is due in February, 2005. The interest rate is fixed for the term of the loan at 10.09%, with monthly principal and interest payments of $34,113.

Cascade Apartments (Cascade)
A 9.875% note is collateralized by Cascade. Both principal and interest payments are made in an amount necessary to amortize the $2,100,000 loan over 25 years with the unpaid principal due on the maturity date of March 1, 1995. The loan is in default; however, the lender has given a verbal commitment to extend the mortgage on a month-to-month basis. The Partnership will make monthly principal, interest and escrow payments of $21,733 until permanent financing is found.

Cash paid for interest totaled $1,037,713, $1,168,308 and $1,364,166 during 1997, 1996, and 1995, respectively.
Maturities of mortgage debt are as follows:

                 Year
                 1998          2,322,239
                 1999             88,114
                 2000            881,288
                 2001          1,551,247
                 2002             69,110
                 Thereafter    3,334,118
                 TOTAL       $ 8,246,116

NOTE D--RELATED PARTY TRANSACTIONS

SPECS, Inc., a Kansas Corporation in which the individual
General Partner has a minority interest, receives property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10Q and 10K preparation, and investor services. Amounts paid by the Partnership to SPECS, Inc. are as follows:

                              Years Ended December 31,
                                 1997       1996       1995
Property management fees      $104,534   $102,613   $107,915
Professional Services           66,931     47,168     46,000
                              $171,465   $149,781   $153,915


The General Partners are entitled to receive a Partnership Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the normal operations of the Partnership except for Hidden Valley and The Market whose Management Fee is equal to 3% of Cash Flow From Operations. There was no management fee due for the years ending December 31, 1997, 1996 and 1995.

Amounts due from (to) related parties consist of the following:

                                    Years Ended December 31,
                                      1997             1996
SIR, Inc.                          $   28,063       $   25,929
Secured Investment Resources
 Fund, L.P. II                         (5,000)          (5,000)
Secured Investment Resources
  Fund, L.P. III                      (85,693)         (78,345)

Due From (To) Related Parties      $  (62,630)      $  (57,416)

Advances to SIR Inc. are scheduled to be reimbursed in 1998.

In May, 1995, the Partnership began repaying the advances owed to Secured Investment Resources Fund, L.P. III. During 1996, $2,440 of principal was repaid while $6,142 of interest expense was accrued at 9% per annum into the note balance. During 1997, $7,348 of interest expense was accrued at 9% per annum into the note balance.

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

The General Partners believe that sufficient working capital will be available to fund known, ongoing operating and capital expenditure requirements of the Partnership during 1998. The primary sources of working capital during 1998 are expected to be cash flow from operations. The Partnership is actively seeking a mortgage lender for the Cascade Apartments mortgage. This mortgage presently has an interest rate of 9.875%. The projected new loan proceeds would include refinancing costs as well as reserves for capital improvements as needed on the mortgaged properties.

Certain positive factors are expected to 1998 operations. Occupancy levels on the commercial properties have improved and stabilized requiring less tenant improvement costs and leasing commission expense. The two residential properties are expected to maintain, if not increase, their levels of occupancy and income during 1998. Management believes revenue will increase from 1997 levels because of this leasing activity. It is anticipated that property operating expenses in 1998 will increase only slightly from those amounts which were incurred during 1997.

Interest expense on the variable rate notes payable is expected to increase slightly over those levels realized during 1997. The availability of the liquidity sources and accomplishment of these objectives are partially predicated on the real estate economic conditions discussed above, which are beyond the control of the Partnership and will influence the achieved results.

NOTE G--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:
                                               December 31,
                                               1997           1996
Vendor accounts payable			$     12,390  $      16,353
Property taxes                                21,123         16,473
Professional fees                            102,076         55,458
Utilities                                     14,852         11,764
Accrued Payroll and taxes		       6,630          6,878
                                        $    157,071   $    106,926

As of December 31, 1997, all real estate taxes are current.

NOTE H--INCOME TAX

The Partners' capital accounts differ for financial reporting purposes and federal income tax purposes. The primary difference results from depreciation and amortization and provision for doubtful accounts. The effect of these items is summarized as follows:
                                            December 31,
                                          1997          1996
Financial reporting basis:
  Total assets                     $  7,854,587  $ 11,961,729
  Total liabilities                 ( 8,625,489)  (12,430,883)

  Total Partners' capital (deficit)$   (770,902) $   (469,154)

Tax basis:
  Total assets                     $  6,800,719  $ 11,016,535
  Total liabilities                 ( 8,740,592)  (12,320,149)

  Total Partners' capital (deficit)$( 1,939,873) $ (1,303,614)

                                            Years Ended December 31,
                                        1997          1996           1995
     Partnership loss-financial
             reporting purposes  $  (301,748)  $  (524,427)  $   (485,279)
     Book versus tax differences
             due to:
             Unearned revenue       (106,573)         -               -
             Gain on foreclosure     (89,719)         -               -
             Depreciation and
      amortization                   (64,940)      (69,531)       (57,364)
             Provision for doubtful
      accounts                        (5,400)      (14,850)       (49,902)
             Other                   (67,879)       59,251         (2,017)
                                    (334,511)      (25,130)      (109,283)
      Partnership loss-federal
             income tax purposes $  (636,259)  $  (549,557)  $   (594,562)

NOTE I--LEASES

Rental income on investment properties is reported when earned. The Partnership leases its commercial properties under non-cancelable operating lease agreements. The Partnership's residential properties are leased under short-term lease agreements. Future minimum rents to be received as of December 31, 1997 are as follows:

                      Year
                      1998       $  199,354
                      1999          152,784
                      2000           92,680
                      2001           49,845
                      2002            9,429
                      Thereafter          0
                      Total      $  504,092

NOTE J--GAIN ON FORECLOSURE

On August 27, 1997 foreclosure proceedings were instituted on behalf of the mortgage holder of the property known as Foothills Village Shopping Center. The property was subject to a first mortgage in the amount of $2,582,414 plus accrued interest of $21,841 and a second mortgage of $968,245 plus accrued interest of $86,077. The Fund's basis in the property at the time of foreclosure, net of depreciation and other items, was approximately $3,565,000. As a result of the foreclosure, the difference between the Fund's basis and the total of the outstanding debt, net of depreciation and restricted deposits, or $89,719, was treated as a gain on disposition of the asset.

NOTE K--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Partnership's financial instruments are as follows:

                                           Carrying           Fair
                                             Amount          Value

Long-term debt				$ 8,246,116	$6,285,000

NOTE L--SUBSEQUENT EVENT

In January 1999, the Partnership consummated a settlement agreement in which it sold its investment in the Colony Apartments and transferred its investment in the Market Shopping Center to its lender. The sale price of the Colony Apartments was $5,530,000 with an approximate gain on the sale of $850,000. In consideration with the lender releasing its collateral interest in the Colony Apartments, the Partnership transferred its interest in the Market Shopping Center to the lender. As a result of this transfer, the Partnership expects to realize an additional gain of approximately $500,000. During 1997, the Colony Apartments had net revenues of approximately
$945,000 and total expenses of $972,000 while the Market Shopping Center had net revenues of approximately $101,000 and total expenses of $235,000.

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

James R. Hoyt, the Individual General Partner, age 60, holds a Bachelor's Degree in Business Administration and is a licensed real estate broker in two states. Mr. Hoyt has been actively involved for more than the past twenty years in various real estate endeavors including development, syndication, property management and brokerage.

Mr. Hoyt is the Individual General Partner and sponsor of Secured Investment Resources Fund, L.P. II, (S.I.R. II) and Secured Investment Resources Fund, L.P. III, (S.I.R. III). Since 1983, Mr. Hoyt has also been involved as the Individual General Partner in ten specified real estate private placement offerings. As of December 31, 1997, these partnerships, including Secured Investment Resources Fund, L.P., have raised a total of $60,709,750.

Item 11.	Management Compensation

During 1997, The Partnership paid $104,534 in fees to affiliated companies for property management services.

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management.

(a)	Security ownership of certain beneficial owners.
        No individual or group as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the registrant is the beneficial owner of more than 5 percent of the registrant's securities.

(b)	Security ownership of Management.
        The General Partners own less than 1%.

(c)	Change in Control.
        None.

Item 13.	Certain Relationships and Related Transactions.

See Notes to Consolidated Financial Statements, Note D, appearing in Item 8.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports
                on Form 8-K.


(a)(1)	The following Financial Statements of Secured Investment Resources
        Fund, L.P. are included in Item 8:

                                                    Page

        (i)   Report of Independent Auditor          14

        (ii)  Consolidated Balance Sheets -
               December 31, 1997 and 1996           15-16

        (iii) Consolidated Statements of Operations -
               Years Ended December 31, 1997,
               1996 and 1995                         17

        (iv) Consolidated Statements of Partnership
              Capital - Years ended December 31,
              1997, 1996 and 1995                    18

        (v)  Consolidated Statements of Cash Flows -
              Years Ended December 31, 1997,
              1996 and 1995                         19-20

        (vi)  Notes to Consolidated Financial
               Statements                           21-34


(a)(2) The following Financial Statement Schedules are filed as part of this report:

        (i)   Schedule II - Allowance for
               Doubtful Accounts                      39

        (ii)  Schedule III - Real Estate and
               Accumulated Depreciation              40-42
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

(xi) Previously filed as an Exhibit to a current report on Form 8-K dated November 27, 1997, which Exhibit and Form are incorporated herein by reference.








(The remainder of this page intentionally left blank.)

Secured Investment Resources Fund L.P.
Schedule II - Allowance for Doubtful Accounts
                        December 31, 1997

             Balance at     Additions     Bad Debt Write-   Balance at
            Beginning of   Charged to       Offs Deducted        End
               Period      Operations      From Allowance     of Period

For Years Ended December 31,

1995           141,476        36,819            121,095           57,200

1996            57,200        44,725             59,575           42,350

1997            42,350        31,550             36,950           36,950

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


Date: _______________, 1998


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Secured Investment Resources, Inc.,
                        as Corporate General Partner



By:    /s/ James R. Hoyt
           James R. Hoyt, President


Date: _______________, 1998

	Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not
	Registered Securities Pursuant to Section 12 of the Act.

	No annual report or proxy material has been sent to security holders.

                    Secured Investment Resources Fund, L.P.
                   Schedule III - Real Estate & Accumulated Depreciation
                              December 31, 1997
                          Intial Cost to Partnership  (A)             Subsequent to Acquisition
                                               Buildings & Furniture                           Reduction
                    Encumbrances        Land      Improvements      Equipment   Improvements   of Basis (B)
Other Equipment     $      ---    $      ---    $       ---      $      ---     $    2,672    $     ---

Garden Apartments:
 Colony Apts          3,619,623       578,791      5,035,482          259,367       506,960         ---
 Burlington, NC
 Cascade Apts         1,831,609       389,924      1,903,915          254,347       165,091         ---
 Topeka, KS

Strip Shopping Centers
 Hidden Valley          807,348       293,715      1,775,991              ---       151,919      (91,218)
 Independence MO

The Market Square     1,987,536       265,250      1,196,129             ---         19,653      (46,869)
 Overland Park, KS
                    $ 8,246,116    $1,527,680    $ 9,911,517      $   513,714    $  846,295    $(138,087)

                                                       Gross Amount at Which
                                                     Carried at Close of Period
                                       Buildings &    Furniture                    Accumulated       Date      Depreciation
                            Land      Improvements    Equipment       Total       Depreciation    Acquired        Life
Other Equipment         $       ---    $     ---   $    2,672    $     2,672    $     2,672

Garden Apartments:
 Colony Apartments        578,791      5,250,599      551,210      6,380,600      2,592,004     16-Oct-85     30 Yrs <F1>
 Burlington, NC                                                                                                5 Yrs <F2>

Cascade Apartments        389,924      2,057,481      265,872      2,713,277      1,062,796     19-Dec-85     30 Yrs  <F1>
 Topeka, KS                                                                                                    5 Yrs  <F2>

Strip Shopping Centers
Hidden Valley             293,715      1,747,242       89,450      2,130,407        701,113     30-Sep-85     30 Yrs <F1>
 Independence, MO                                                                                              5 Yrs <F2>

Market Square             265,250      1,167,150        1,763      1,434,163        832,121(3)  18-Nov-85     30 Yrs <F1>
 Overland Park, KS                                                                                             5 Yrs <F2>
                       $1,527,680    $10,222,472   $  910,967    $12,661,119    $ 5,191,706

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



Secured Investment Resources Fund, L.P.
Schedule III - Real Estate & Accumulated Depreciation--Continued
December 31, 1997
                                                                  Furniture
                                                    Buildings &  Fixtures &
                                   Total       Land Improvements  Equipment
(c) Reconciliation of Real Estate Owned:
Balance at January 1, 1995   $17,855,818  $2,572,687  $13,804,568 $1,478,563
Additions during year:
Improvements                     182,714        ---       109,201     73,513
Balance at December 31, 1995  18,038,532   2,572,687   13,913,769  1,552,076
Additions during year:
Improvements                     199,542       ---         36,678    162,864
Balance at December 31, 1996  18,238,074   2,572,687   13,950,447  1,714,940
Additions during year:
Improvements                      69,991       ---         17,585     52,406
   Reductions during year:
     Foreclosure on Property  (5,646,946) (1,069,233)  (3,722,436)  (855,277)
   Reclassification                -          24,226       23,124      1,102
Balance at December 31, 1997 $12,661,119 $ 1,527,680  $10,222,472 $  910,967

(D) Reconciliation of Accumulated Depreciation:
Balance at January 1, 1995   $ 5,493,355   $     ---  $ 4,486,837 $1,006,518
Additions during year:
Depreciation                     584,926         ---      277,906    307,020
Balance at December 31, 1995   6,078,281         ---    4,764,743  1,313,538
Additions during year:
Depreciation                     589,250         ---      459,358    129,892
Balance at December 31, 1996   6,667,531         ---    5,224,101  1,443,430
   Additions during year:
      Depreciation               525,259          ---     427,964     97,295
   Reductions during the year:
      Foreclosure of Property (2,001,084)         ---  (1,366,139)  (634,945)
Balance at December 31, 1997 $ 5,191,706   $      --- $ 4,285,926 $  905,780

(E) The total gross amount of real estate at December 31, 1997 includes $971,323 of acquisition fees paid to affiliates.