Form 10-Q
period 1998-03-31
SECURED INVESTMENT RESOURCES FUND LP
filed 1999-06-02
CIK 745481

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended     March 31, 1998
                      OR

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
Yes    X     No

		SECURED INVESTMENT RESOURCES FUND, L.P.

                        INDEX

PART I.  FINANCIAL INFORMATION		 	             Page
Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets --
          March 31, 1998 and December 31, 1997	              3-4

          Consolidated Statements of Operations --
          Three Months Ended March 31, 1998 and 1997	        5

          Consolidated Statements of Partnership
          Capital -- Three Months Ended March 31, 1998
          and the Years Ended December 31, 1997,
          and 1996 					        6

 	  Consolidated Statements of Cash Flows --
          Three Months Ended March 31, 1998 and 1997          7-8

          Notes to Consolidated Financial Statements         9-10

Item 2.	  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations					       11

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings				       12

Item 2.	Changes in Securities				       12

Item 3.	Defaults Upon Senior Securities		               12

Item 4.	Submission of Matters to a Vote of
         Security Holders				       12

Item 5.	Other Information				       12

Item 6.	Exhibits and Reports on Form 8-K	  	       12


SIGNATURES                                                     13

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED BALANCE SHEETS
                                         March 31,
                                            1998         December 31,
                                         (Unaudited)         1997
ASSETS

INVESTMENT PROPERTIES
  Land and buildings	                $ 11,754,515      $ 11,750,152
  Furniture, fixtures and equipment          922,065           910,967
                                          12,676,580        12,661,119
  Less accumulated depreciation
   and allowance for losses	           5,290,909         5,191,706
                                           7,385,671         7,469,413

OTHER ASSETS
  Cash					     255,521           217,424
  Rents and other receivables,
   less allowance of $34,500 in 1998
   and $54,900 in 1997			      (3,907)	        15,425
  Prepaid expenses			      21,496
  Debt issuance costs, net of
   accumulated amortization of
   $97,633 in 1998 and $95,733
   in 1997				     122,385	       124,284
  Commercial commissions,
   deposits and other	                       6,849             7,415
  Restricted deposits	                      28,576	        20,626
                                             430,920           385,174

      TOTAL ASSETS                     $   7,816,591      $  7,854,587

SECURED INVESTMENT RESOURCES FUND, L.P.

                                               March 31,
                                                  1998          December 31,
                                              (Unaudited)          1997

LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt (Note B)                    $   8,212,675      $   8,246,116
  Accrued interest			          100,282             93,187
  Accounts payable and accrued
   expenses					  195,801            157,071
  Due to related parties (Note C)                  44,040             62,631
  Unearned revenue			            6,735              9,561
  Tenant security deposits			   57,366             56,924

 TOTAL LIABILITIES		                8,616,899          8,625,490


PARTNERSHIP CAPITAL
General Partners
  Capital contribution			            1,000             1,000
  Partnership deficit		                  (64,100)          (63,806)
                                                  (63,100)          (62,806)
Limited Partner
  Capital contributions                         5,608,838         5,608,838
  Partnership deficit		               (6,346,047)       (6,316,934)
                                                 (737,208)         (708,095)

 TOTAL PARTNERSHIP CAPITAL	                 (800,308)         (770,902)

                                           $    7,816,591      $  7,854,587

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                  Three Months Ended
 				                       March 31,
 	   	                                     1998          1997
REVENUES
  Rents		                                 $  437,751   $  537,801
  Interest	                                        968          837
  Maintenance
     escalations	                             13,896       17,697
                                                    452,615      556,335
OPERATING AND
ADMINISTRATIVE EXPENSES
  Property operating
   expenses			  		    144,115      181,653
  General and
   administrative
   expenses		                              8,938       10,705
  Professional services	                             14,089       22,977
  Management fees                                    22,694       27,149
                                                    189,836      242,484

  NET OPERATING INCOME	                            262,779      313,851

NON-OPERATING EXPENSES
  Interest	                                    191,084      276,587
  Depreciation and
   amortization                                     101,102      148,244
                                                    292,186      424,831

PARTNERSHIP LOSS	                         $  (29,407)  $ (110,980)

Allocation of loss:
  General Partner                                      (294)      (1,109)
  Limited Partner                                   (29,113)    (109,871)

                                                 $  (29,407)  $ (110,980)
Partnership loss per
 limited partnership
  unit                                          $     (1.17) $    (4.42)


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL (Unaudited)

Three Months Ended March 31, 1998 (Unaudited) and the Years Ended December 31, 1997 and 1996

                                         General      Limited
                                         Partners    Partners       Total
Balances at January 1, 1996               (54,545)    109,818      55,273

Partnership loss                           (5,244)   (519,183)   (524,427)

Balances at December 31, 1996             (59,789)   (409,365)   (469,154)

Partnership loss                           (3,017)   (298,730)   (301,747)

Balances at December 31, 1997          $  (62,806) $ (708,095) $ (770,902)

Partnership loss                             (294)    (29,113)    (29,407)

Balances at March 31, 1998             $  (63,100) $ (737,208) $ (800,309)


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                              Three Months Ended
                                                    March 31,
                                               1998          1997

OPERATING ACTIVITIES
  Partnership income                    $    (29,407)  $   (110,980)
  Adjustments to reconcile
   partnership loss to net cash
   provided by (used in) operating
   activities:
     Depreciation and amortization           101,102	    151,728
     Provision for losses on rents
      and other receivables                   (2,450)        12,550
   Changes in assets and liabilities:
Restricted deposits                           (7,950)         2,962
     Rents and other receivables              21,782        (11,535)
Prepaid expenses                             (21,496)       (51,479)
Debt issuance costs                                0         (8,735)
     Commercial commissions, deposits
      and other                                  567        (10,291)
     Accounts payable and
      accrued expenses                        38,730         78,666
     Accrued interest                          7,095         18,505
     Unearned revenue                         (2,826) 	     (8,706)
     Tenant security deposits                    442           (303)

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES	                     105,589        (71,063)

INVESTING ACTIVITIES
  Purchases of and improvements
   to investment properties                  (15,460)       (10,244)

NET CASH USED IN
 INVESTING ACTIVITIES                        (15,460)       (10,244)

SECURED INVESTMENT RESOURCES FUND, L.P.

                                               Three Months Ended
                                                  March 31,
                                               1998          1997

FINANCING ACTIVITIES
  Debt Issuance Costs                               0        (9,977)
  Due To (From) Related Parties               (18,591)        1,242
  Principal payments on
long term debt                                (33,441)      (33,302)

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                         (52,032)      (42,037)

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                          38,097        18,782

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                          217,424       206,974

CASH AND CASH EQUIVALENTS
 END OF PERIOD                              $ 255,521     $ 225,756


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.


NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:
                                             March 31,    December 31,
                                                 1998           1997
Collateralized by Investment
  Property

  First Mortgages:
    The Colony Apartments                   $  3,608,495     3,619,623
    Cascade Apartments                         1,820,032     1,831,609
    The Market S.C./Hidden Valley
    Exchange S.C.                              1,569,457     1,577,536
    Hidden Valley Exchange S.C.                  804,691       807,348

 Second Mortgages:
    The Market S.C./Hidden Valley
      Exchange S.C.                              410,000       410,000

                                            $  8,212,675  $  8,246,116

Interest expense totaled $191,084 and $276,587 for the three months ending March 31, 1998 and 1997, respectively.

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

                                                    Three Months Ended
                                                         March 31,
                                                     1998            1997

Property Management Fees                       $     22,694    $     27,149

Amounts due (to) from related parties consist of the following:

                                                  March 31,  	December 31,
                                                       1998            1997
Secured Investment Resources
  Fund, L.P. III                               $    (87,637)  $    (85,694)
Secured Investment Resources
  Fund, L.P. II                                      (5,000)        (5,000)
SIR, Inc.                                            28,597         28,063
The Colony Apartments                                20,000
                                               $    (44,040)  $    (62,631)

NOTE D--CASH DISTRIBUTIONS

No cash distributions have been made since January 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Revenues for the first three months of 1998 decreased by $103,720 (18.8%) compared with the same period of last year. During that period, residential revenues increased $27,639, while commercial revenues decreased $120,555 and miscellaneous revenues decreased $10,804.

Total operating and administrative expenses decreased $52,648 (21.9%) when comparing the first three months of 1998 to the first three months of 1997.

The Partnership anticipates that operating results for the year ending December 31, 1998 will show an increase in revenues due to new leases signed on the commercial properties, and increases in rental rates for the apartment rentals.

Liquidity and Capital Reserves

During the first three months of 1998 $105,390 of cash was provided by operating activities, $15,400 was used for investing activities and $52,000 was used in financing activities.

In May 1996, a $410,000 note, collateralized by Hidden Valley and The Market, was signed. This loan matures June 25, 1998 and the interest rate is 7%.

The mortgage for Cascade Apartments matured in March, 1995. The existing mortgage holder has agreed to extend this note on a month-to-month basis and the Partnership makes monthly principal and interest payments of $18,900.

The General Partners also anticipate that cash flow from operations will continue to improve because of strong occupancy, stabilized rental rates, stabilized expenses, and new leases stabilized on commercial properties.

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

Date: May 28, 1999


By: Secured Investment Resources, Inc.
                        as Corporate General Partner


By:                         /s/ James R. Hoyt
                             James R. Hoyt, President


Date: May 28, 1999