Form 10-Q
period 1998-06-30
SECURED INVESTMENT RESOURCES FUND LP
filed 1999-06-02
CIK 745481

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended       June 30, 1998

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
Yes    X     No

	SECURED INVESTMENT RESOURCES FUND, L.P.


	Index


PART I.	FINANCIAL INFORMATION			        Page

Item 1.	Financial Statements (Unaudited):

Consolidated Balance Sheets --
 June 30, 1998 and December 31, 1997 	                 3-4

Consolidated Statements of Operations --
 Three and Six Months Ended June 30,
           1998 and 1997                                   5

Consolidated Statements of Partnership
 Capital -- Six Months Ended June 30, 1998
 and the Years Ended December 31, 1997,
 and 1996		                                   6

Consolidated Statements of Cash Flows --
 Six Months Ended June 30, 1998 and 1997                 7-8

Notes to Consolidated Financial Statements              9-10

Item 2.	Managements Discussion and Analysis
      of Financial Condition and Results
      of Operations		  		       11-12


PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings                                 13

Item 2.	Changes in Securities		                  13

Item 3.	Defaults Upon Senior Securities                   13

Item 4.	Submission of Matters to a Vote of
        Security Holders	                          13

Item 5.	Other Information                                 13

Item 6. Exhibits and Reports on Form 8-K	          13


SIGNATURES                                                14

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED BALANCE SHEETS

                                         June 30,
                                            1998	 December 31,
                                       (Unaudited) 	        1997

ASSETS

INVESTMENT PROPERTIES
  Land and buildings                 $ 11,756,659       $ 11,750,152
  Furniture, fixtures and equipment       945,566            910,967
                                       12,702,226         12,661,119
  Less accumulated depreciation
   and allowance for losses             5,390,112          5,191,706
                                        7,312,114          7,469,413

OTHER ASSETS
  Cash                                    252,087            217,424
  Rents and other receivables, less
   allowance of $37,000 in 1998
   $36,950 in 1997                         (6,969)            15,425
  Prepaid expenses                         14,331
  Debt issuance costs, net of
   accumulated amortization of
   $99,532 in 1998 and $95,733
   in 1997		                  120,485            124,284
  Commercial commissions,
   deposits and other                       9,863              7,415
  Restricted deposits	                   36,526             20,626
                                          426,321            385,174

    TOTAL ASSETS                     $  7,738,435       $  7,854,587

SECURED INVESTMENT RESOURCES FUND, L.P.

                                           June 30,
                                              1998         December 31,
                                           (Unaudited)         1997
LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt (Note B)                    $  8,177,292    $  8,246,117
   Accrued interest                              128,422          93,187
   Accounts payable and accrued
   expenses                                      196,503         157,071
  Due to related parties (Note C)                 30,492          62,630
  Unearned revenue                                 6,027           9,561
  Tenant security deposits                        54,173          56,924

      TOTAL LIABILITIES                        8,592,909       8,625,489

PARTNERSHIP CAPITAL
  General Partners
    Capital contribution                           1,000           1,000
    Partnership deficit                          (64,642)        (63,806)
                                                 (63,642)        (62,806)
  Limited Partners
    Capital contributions                      5,608,838       5,608,838
    Partnership deficit                       (6,399,670)     (6,316,934)
                                                (790,832)       (708,096)

      TOTAL PARTNERSHIP CAPITAL	                (854,474)       (770,902)

                                          $    7,738,435   $   7,854,587


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                            Six months Ended            Three Months Ended
 		               June 30,                     June 30,
                           1998         1997            1998          1997
REVENUES
  Rents		       $  878,854   $1,109,730      $  441,103     $  571,929
  Interest                  1,983        1,738           1,015            901
  Maintenance
   escalations             20,070       34,728           6,174         17,031
                          900,907    1,146,196         448,292        589,861

OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses               295,958      383,543        151,843        201,890
  General and
   administrative
   expenses                17,170       22,326          8,232         11,621
  Professional services    36,084       45,527         21,995         22,550
  Management Fees          44,366       56,673         21,672         29,524
                          393,578      508,069        203,742        265,585

  NET OPERATING INCOME    507,327      638,127        244,549        324,276

NON-OPERATING EXPENSES
  Interest	          388,696      559,163        197,612        282,576
  Depreciation and
   amortization	          202,205      296,489        101,103        148,245
                          590,901      855,652        298,715        430,821

PARTNERSHIP LOSS      $   (83,572)  $ (217,525)    $  (54,166)     $(106,545)

Allocation of loss:
  General Partners           (836)      (2,175)          (542)        (1,065)
  Limited Partners        (82,736)    (215,350)       (53,624)      (105,480)

                     $    (83,572)   $(217,525)    $  (54,166)    $ (106,545)

Partnership loss per
 limited partnership
  unit	               $    (3.36)  $    (8.66)    $    (2.19)   $    (4.24)

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL

Six months Ended June 30, 1998 (Unaudited) and
the Years Ended December 31, 1997 and 1996
                                     General       Limited
                                    Partners      Partners           Total
Balances at January 1, 1996      $   (54,545)       109,818    $    55,273

Partnership loss                      (5,244)      (519,183)      (524,427)

Balances at December 31, 1996        (59,789)      (409,365)      (469,154)

Partnership loss                      (3,017)	   (298,731)	   (301,748)

Balances at December 31, 1997        (62,806)	   (708,096)	   (770,902)

Partnership loss                        (836)       (82,736)       (83,572)

Balances at June 30, 1998            (63,642)   $  (790,832)   $  (854,474)


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                               Six Months Ended
                                                     June 30,
                                       	        1998          1997

OPERATING ACTIVITIES
  Partnership loss                        $   (83,572)	 $  (217,525)
  Adjustments to reconcile
   partnership loss to net cash
   provided by (used in) operating
   activities:
    Depreciation and amortization             202,205        303,015
    Provision for losses on rents
     and other receivables                         50 	      (8,500)
  Changes in assets and liabilities:
    Rents and other receivables                22,344	       3,785
    Prepaid expenses                          (14,331)	     (34,244)
    Commercial commission, deposits
     and other                                 (2,448)       (10,291)
    Account payable and
     accrued expenses	                       39,433  	      97,357
    Accrued interest                           35,236  	      46,563
    Unearned revenue                           (3,534) 	      (7,129)
    Tenant security deposits                   (2,750)         3,937
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES 	                      192,631        176,968

INVESTING ACTIVITIES
  Purchase of and improvements
   to investment property                     (41,107)       (32,818)
  Restricted deposits                         (15,900)        (4,482)

NET CASH USED IN
 INVESTING ACTIVITIES                         (57,007)       (37,300)

SECURED INVESTMENT RESOURCES FUND, L.P.

                                              Six Months Ended
                                                June 30,
                                            1998           1997
FINANCING ACTIVITIES

  Mortgage Proceeds                      $         0     $         0
  Due To (From) Related Parties              (32,138)          2,525
  Principal payments on
   long-term debt                            (68,824)        (85,923)
  Debt Issuance Cost                               0          (5,632)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                      (100,962)        (89,030)

INCREASE IN CASH
 AND CASH EQUIVALENTS                         34,662          50,638

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                         217,424 	     206,974

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          $    252,086 	 $   257,612


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:

                                                June 30,     December 31,
                                                   1998            1997
Collateralized by Investment
 Property:

First Mortgages:
  The Colony Apartments                      $  3,597,148    $  3,619,623
  Cascade Apartments                            1,808,167       1,831,609
  The Market S.C./Hidden Valley
   Exchange S.C.                                1,558,635       1,577,536
  Hidden Valley Exchange S.C.                     803,342         807,348

Second Mortgages:
   The Market S.C./Hidden Valley
   Exchange S.C.                                  410,000         410,000
                                             $  8,177,292    $  8,246,116


Interest expense totaled $388,696 and $559,163 for the six months ending June 30, 1998 and 1997, respectively.

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

                                               Six Months Ended
                                                    June 30,
                                               1998            1997
Property management fees                   $   44,366     $    56,673

Amounts due (to) from related parties consist of the following:

                                               June 30,	   Dec. 31,
                                                  1998         1997
Secured Investment Resources
 Fund, L.P. III                             $   (89,623)      (85,693)
Secured Investment Resources
 Fund, L.P. II                                   (5,000)       (5,000)
SIR, Inc.                                        29,131        28,063
The Colony Apartments                            40,000
Cascade Apartments                               (5,000)
                                            $    30,492   $   (62,630)

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTE D--CASH DISTRIBUTIONS

No distributions have been made since January 1990. Future distributions will be made only from excess cash flow not needed for working capital reserves.


Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Revenues for the first six months of 1998 decreased by $245,289 (21.4%) compared with the same period last year. Residential rentals increased $38,408, commercial properties decreased $263,060, and miscellaneous revenues decreased $20,637 during that same period. The residential market has not allowed the Partnership to increase rental rates. Several smaller leases have been negotiated at Foothills Shopping Center which has raised occupancy.

Total operating and administrative expenses decreased $114,491 (22.6%) when comparing the first six months of 1998 to the first six months of 1997.

The Partnership anticipates that operating results for the year ending December 31, 1998 will show a continued increase in revenues due to new leases signed on the commercial properties.

Liquidity and Capital Resources

During the first six months of 1998 $ 192,631 of cash was provided by operating activities, $57,007 was used for investing activities and $100,962 was used in financing activities.

In May 1996, a $410,000 note, collateralized by Hidden Valley and The Market, was signed. This loan matures June 25, 1998 and the interest rate is 7%.

The mortgage for Cascade Apartments matured in March, 1995. The existing mortgage holder has agreed to extend this note on a month-to-month basis and the Partnership makes monthly principal and interest payments of $18,900.

The General Partners also anticipate that 1998 cash flow from operations will continue to improve because of strong occupancy, rental rate increases, stabilized expenses, and new leases signed on commercial properties.

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


                       Date: May 28, 1999

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