Form 10-Q
period 1998-09-30
SECURED INVESTMENT RESOURCES FUND LP
filed 1999-06-14
CIK 745481

FORM 10-Q

               	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended       September 30, 1998

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
Yes    X     No

	SECURED INVESTMENT RESOURCES FUND, L.P.

                              Index

PART I.	FINANCIAL INFORMATION			        Page

Item 1.	Financial Statements (Unaudited):

        Consolidated Balance Sheets --
        September 30, 1998 and December 31, 1997         3-4

        Consolidated Statements of Operations --
         Three and Nine Months Ended September 30,
         1998 and 1997                                     5

        Consolidated Statements of Partnership
         Capital -- Nine Months Ended September 30,
         1998 and the Years Ended December 31, 1997,
         and 1996		                           6

        Consolidated Statements of Cash Flows --
         Nine Months Ended September 30, 1998 and 1997   7-8

        Notes to Consolidated Financial Statements      9-10

Item 2.	Managements Discussion and Analysis
         of Financial Condition and Results
         of Operations		  		       11-12


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings			          13

Item 2.  Changes in Securities			          13

Item 3.  Defaults Upon Senior Securities	          13

Item 4.  Submission of Matters to a Vote of
          Security Holders			          13

Item 5.  Other Information			          13

Item 6.  Exhibits and Reports on Form 8-K	          13

SIGNATURES				                  14

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED BALANCE SHEETS


                                               September 30,
                                          1998          December 31,
                                       (Unaudited)              1997

ASSETS

INVESTMENT PROPERTIES
  Land and buildings	                  $ 11,757,224   $ 11,750,152
  Furniture, fixtures and equipment            958,903        910,967
   	                                    12,716,127     12,661,119
  Less accumulated depreciation
   and allowance for losses	             5,489,315 	    5,191,706
                                             7,226,812      7,469,413

OTHER ASSETS
  Cash                       		       226,458	      217,424
  Rents and other receivables, less
   allowance of $37,000 in 1998
   $36,950 in 1997		 	        44,187         15,424
  Prepaid expenses                               7,165
  Debt issuance costs, net of
   accumulated amortization of
   $101,432 in 1998 and $95,733
   in 1997				       118,586        124,284
  Commercial commissions,
   deposits and other	                        17,708          7,415
  Restricted deposits                           44,476	       20,626
  			                       458,580	      385,174


 TOTAL ASSETS                             $  7,685,392   $  7,854,587

SECURED INVESTMENT RESOURCES FUND, L.P.

                                              September 30,
                                                       1998       December 31,
                                                (Unaudited)             1997
LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt (Note B)                     $   8,146,404        $  8,246,117
  Accrued interest                                 114,632              93,187
  Accounts payable and accrued
  expenses        	                           262,565             157,071
  Due to related parties (Note C)                   64,959              62,630
  Unearned revenue                                   7,704               9,561
  Tenant security deposits                          56,790              56,924

      TOTAL LIABILITIES                          8,653,054           8,625,490

PARTNERSHIP CAPITAL

  General Partners
    Capital contribution 	                     1,000               1,000
    Partnership deficit				   (65,775)            (63,806)
 					           (64,775)            (62,806)
  Limited Partners
    Capital contributions                        5,608,838           5,608,838
    Partnership deficit		                (6,511,724)         (6,316,934)
                                                  (902,886)           (708,095)

      TOTAL PARTNERSHIP CAPITAL                   (967,661)           (770,902)

                                            $    7,685,392       $   7,854,587

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                Nine months Ended            Three Months Ended
                                    September 30,               September 30,
                                 1998         1997           1998        1997
REVENUES
  Rents		             $ 1,266,093  $ 1,645,415   $ 402,273    $  542,996
  Interest                         3,035        2,581       1,052           843
  Maintenance
   escalations                    44,406       50,454       9,303         8,415
                               1,313,535    1,698,450     412,628       552,254

OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses		         470,561      573,268     174,603       192,884
  General and
   administrative
   expenses                       25,790       40,450       8,620            96
  Professional services           69,814       56,129      33,730        25,470
  Management Fees                 63,518       81,835      19,152        25,162
                                 629,683      751,682     236,105       243,613

  NET OPERATING INCOME           683,851      946,768     176,524       308,641

NON-OPERATING EXPENSES
  Interest			 577,303      813,404     188,607       254,241
  Depreciation and
   amortization	                 303,307      440,880     101,102       144,391
                                 880,610    1,254,284     289,709       398,632

Partnership Loss before
 extraordinary item	      $ (196,759)  $ (307,516) $ (113,186)    $ (89,991)
Extraordinary Gain on
 foreclosure                                   89,719                    89,719
PARTNERSHIP LOSS              $ (196,759)  $ (217,797) $ (113,186)    $    (272)

Allocation of loss:
  General Partners                (1,968)      (2,178)     (1,132)           (3)
  Limited Partners              (194,791)    (215,619)   (112,054)         (269)

                             $  (196,759)    (217,797)$  (113,186)   $     (272)
Partnership loss per
 limited partnership
  unit			      $    (7.83)  $    (8.60)    $ (4.47)   $     (.09)

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL

Nine months Ended September 30, 1998 (Unaudited) and the Years Ended December 31, 1997

                                       General 	  Limited
                                      Partners   Partners      Total

Balances at January 1, 1996        $   (54,545)	$   109,818	$    55,273

Partnership loss                        (5,244)	   (519,183)	   (524,427)

Balances at December 31, 1996          (59,789)	   (409,365)	   (469,154)

Partnership loss                        (3,017)	   (298,730)	   (301,747)

Balances at December 31, 1997          (62,806)	   (708,095)	   (770,902)

Partnership loss                        (1,969)    (194,791)       (196,760)

Balances at September 30, 1998      $  (64,775)  $ (902,886)   $   (967,661)


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


      					    Nine Months Ended
                                                September 30,
                                             1998    	   1997
OPERATING ACTIVITIES
  Partnership loss                     $  (196,759) 	$  (217,979)
  Adjustments to reconcile
   partnership loss to net cash
   provided by (used in) operating
   activities:
    Gain on Foreclosure   	                            (89,719)
    Depreciation and amortization          303,307         (440,880)
    Provision for losses on rents
     and other receivables                      50             (257)
  Changes in assets and liabilities:
    Rents and other receivables            (28,813)           7,037
    Prepaid expenses	                    (7,165)         (22,280)
    Commercial commission, deposits
     and other                             (10,293)	     (10,990)
    Account payable and
     accrued expenses                      105,494            97,042
     Accrued interest			    21,445	      58,071
    Unearned revenue                        (1,857)          (13,543)
    Tenant security deposits                  (134)          (21,051)

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES      	           185,276           249,380

INVESTING ACTIVITIES
  Purchase of and improvements
   to investment property                  (55,008)          (57,904)
  Restricted deposits			   (23,850) 	     (37,818)

NET CASH USED IN
 INVESTING ACTIVITIES   	           (78,858)          (95,722)

SECURED INVESTMENT RESOURCES FUND, L.P.

      					     Nine Months Ended
                                                September 30,
                                             1998           1997

FINANCING ACTIVITIES

  Mortgage Proceeds		         $         0	$         0
  Due To (From) Related Partie                 2,329  	      3,849
  Principal payments on
   long-term debt                            (99,712)      (125,898)
  Debt Issuance Cost		                   0 	    (30,632)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                       (97,384) 	   (152,681)

INCREASE IN CASH
 AND CASH EQUIVALENTS	                       9,034 	        977

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                         217,424        206,974

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          $    226,458 	$    207,951


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:

                                              September 30,   December 31,
                                                       1998            1997
Collateralized by Investment
 Property:

First Mortgages:
  The Colony Apartments                          $  3,585,577    $  3,619,623
  Cascade Apartments                                1,796,006       1,831,609
  The Market S.C./Hidden Valley
   Exchange S.C.				    1,553,631	    1,577,536
  Hidden Valley Exchange S.C.		              801,190 	      807,348

Second Mortgages:
  The Market S.C./Hidden Valley
   Exchange S.C.                                      410,000         410,000
                                                 $  8,146,404    $  8,246,116

Interest expense totaled $577,303 and $813,404 for the nine months ending September 30, 1998 and 1997, respectively.

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

                                                 Nine Months Ended
                                                    September 30,
                                                1998   	    1997

Property management fees                   $    63,518	$    81,835

Amounts due (to) from related parties consist of the following:

                                   September 30,	December 31,
                                           1998    	    1997
Secured Investment Resources
 Fund, L.P. III				$            	    (85,693)
Secured Investment Resources
 Fund, L.P. II		                 (94,623) 	     (5,000)
SIR, Inc.			          51,664             28,063
Colony Apartments	                  20,000
Cascade Apartments	                 (42,000)
                                     $   (64,959)	$   (62,630)

SECURED INVESTMENT RESOURCES FUND, L.P.

NOTE D--CASH DISTRIBUTIONS

No distributions have been made since January 1990. Future distributions will be made only from excess cash flow not needed for working capital reserves.


Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Results of Operations

Revenues for the first nine months of 1998 decreased by $384,915 (22.7%) compared with the same period last year. Residential revenues increased $2,649, commercial revenues decreased $362,987, and miscellaneous revenues decreased $24,578 during the same nine-month period.

Total operating and administrative expenses decreased $121,999 (16.3%) when comparing the first nine months of 1998 to the first nine months of 1997.

The Partnership anticipates that operating results for the year ending December 31, 1998 will show an improving trend in revenues due to new leases signed on the commercial properties and improving residential rentals.

Liquidity and Capital Resources

During the first nine months of 1998 $185,276 of cash was provided by operating activities, $78,858 was used for investing activities and $97,384 was used in financing activities.

In May 1996, a $410,000 note, collateralized by Hidden Valley and The Market,
was signed.  This loan matures June 25, 1998 	and the interest rate is 7%.
The General Partners are negotiating to extend such mortgage.

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


                      Date: June 8, 1999

                      By:  Secured Investment Resources, Inc.
                           as Corporate General Partner


                      By:
                          James R. Hoyt, President


                      Date: June 8, 1999

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


                      Date: June 8, 1999

                      By:  Secured Investment Resources, Inc.
                           as Corporate General Partner


                      By:  /s/ James R. Hoyt
                          James R. Hoyt, President


                      Date: June 8, 1999