Form 10-K
period 1998-12-31
SECURED INVESTMENT RESOURCES FUND LP
filed 2000-11-13
CIK 745481

FORM 10-K

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended          December 31, 1998

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

As of December 31, 1998, the Partnership has made cash distributions to Limited Partners of approximately
$5,343,000 for the period June 1, 1985 through December 31,
1998.  No distributions have been made since January 1990.
Future distributions will only be made from excess cash flow not needed for working capital reserves.

Item 1.	Business--Cont'd.

As of December 31, 1998, the Partnership had no employees. Employees of SPECS, Inc. provide services to the Partnership (as described in Note D). James R.
Hoyt, a General Partner, is the principal and owner of 100% of SPECS, Inc. as of December 31, 1998.

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

The following table sets forth the investment portfolio of the
Partnership at December 31, 1998:
                                                                Average
                                                               Occupancy(*)
   Property      Description   Initial Cost  Date Acquired     Percentage
                                                              1998    1997
The Colony
Apartments(A)      140 units    $5,940,707   Oct. 16, 1989     77%      87%
Burlington, NC

Cascade
Apartments          86 units    $2,584,253   Dec.  7, 1989     97%      93%
Topeka, KS

Hidden Valley
Exchange         27,200 Sq.Ft.  $2,013,709   Sep. 30, 1986     67%      74%
Shopping Ctr.
Independence, MO

Market Square
Shopping Ctr.(A) 12,782 Sq.Ft.  $1,414,510   Nov. 18, 1986     94%      87%
Overland Park, KS

(*) Based upon vacancy amount (in dollars) as a percent of gross possible rents. (Gross possible rents is calculated by multiplying established market rates for each unit type by the total unit mix).

	The encumbrances against each property are discussed in Note C to the Partnership's consolidated financial statements.

(A)	As discussed in Note L to the Partnership's
        consolidated financial statements, in January, 1999 the Colony Apartments were sold and the Market Square
        Shopping Center transferred ownership to its lender.

Item 3.	Legal Proceedings.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

              None.

PART II

Item 5.	Market for Registrant's Common Equity and Related Security Holder
        Matters.

(A)	There is no established public trading market for the Units of the Partnership.
(B)     There have been no distributions in the last eight (8) years.
(C) As of December 31, 1998, the Partnership had admitted 1,297 Limited Partners who purchased 24,869.5 units.

Item 6.	Selected Financial Data.
                     For The Years Ended December 31,

OPERATING DATA	        1998(4)     1997        1996        1995        1994
(In Thousands)
Rents                 $  1,644   $  2,082    $  2,225    $  2,235   $  2,116
Maintenance
 Escalations
 and Other Income          116         66          74          91         91
Property Operating
 and Administrative Exp    899        979         997       1,009        910
Depreciation/
 Amortization              410        558         624         627        590
Net Operating Income       451        611         678         690        707
Interest
 Expense                   769      1,003       1,202       1,175      1,208
Net Income/Loss before
  extraordinary gain      (318)      (392)       (524)       (485)      (501)
Foreclosure Gain(3)         --         90          --          --         --
Partnership Loss      $   (318)  $   (302)   $   (524)   $   (485)  $   (501)

PER LIMITED PARTNERSHIP UNIT
 Operating Loss       $ (12.65)  $ (15.58)   $ (20.88)   $ (19.32)  $ (19.94)
 Extraordinary Gain         --       3.57          --          --         --

Partnership Loss (1)  $ (12.65)  $ (12.01)   $ (20.88)   $ (19.32)  $ (19.94)

Cash Distributions(2) $    ---   $    ---    $    ---    $    ---    $   ---


BALANCE SHEET DATA      1998(4)    1997        1996        1995       1994
(In Thousands)

Total Assets          $  7,664   $  7,855    $ 11,968    $ 12,398   $ 12,973
Mortgage Debt            8,130      8,246      11,952      11,826     11,576

Item 6.	Selected Financial Data--Cont'd.

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

(3)	In August 1997, Foothills Village Shopping Center
        was foreclosed by the mortgage holder of the property. As a result of the foreclosure, approximately $90,000 was treated as a gain on disposition of the asset.

(4)	In January 1999, the Partnership sold the Colony
        Apartments and transferred ownership of the Market
        Square Shopping Center to its lender.

Item 7.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations.

Results of Operations

1998 vs 1997
Revenue for the Partnership (excluding revenues attributed to the Foothills Village Shopping Center, which before its foreclosure in 1997 and had revenue of $377,000) decreased in 1998 to $1,760,000 as compared to $1,771,000 in 1997. This represented a decrease of $11,000 or 0.6%.

Residential properties revenue increased in 1998 primarily as a result of increases in the rental rate and improving occupancy. Commercial properties revenue decreased in 1998 primarily due to tenant relocation and tenant eviction. Management has obtained leases for the vacant space after only four months and commercial properties revenue should increase dramatically in 1999.

Operating costs (net of the Foothills operating costs of $109,000 in 1997) increased in 1998 by $28,000 to $898,000 from $870,000, or an increase of 3.2%. Depreciation and amortization for 1998 decreased by $17,000 to $410,000 for 1998 compared to $427,000 for 1997 (net of the Foothills depreciation of $131,000 for 1997). Interest for 1998 increased for the partnership by $5,000 to $769,000 for 1998 form $764,000 for 1997 (net of the Foothills interest of $239,000 for 1997). Residential operating costs generally decreased due to a decrease in insurance, repairs and maintenance and utilities. Commercial properties operating costs generally increased primarily due to legal expenses relating to collection, eviction, increases in commissions paid for new leases, and utilities expense paid by the properties during the period of low occupancy. The net result to the Partnership was a decrease in the net loss from continuing properties of $317,900 in 1998 as compared to $391,000 in 1997.

Management believes that revenue on the remaining properties will be up significantly over 1998 levels.

Operating expenses in 1999 will be up slightly from 1998 due primarily to increased operating costs incurred in conjunction with scheduled rent increases. Interest expense on mortgage notes is expected to increase slightly from 1998 levels.

Item 7.	Management's Discussion and Analysis of Financial Condition and
Results of Operations.--Cont'd.

Results of Operations--Cont'd.

1998 vs 1997--Cont'd.

Early in 1999, the Partnership sold the Colony Apartments and conveyed the Market Square Shopping Center it its lender. In addition, the Partnership refinanced the Cascade Apartments and renegotiated the debt on Hidden Valley Shopping Center. These steps should greatly enhance the results of operation for the Partnership in 1999. The Partnership expects to realize again on the sale of the Colony Apartments and the conveyance of the Market Square Shopping Center of approximately $1,300,000. The remaining properties are budgeted to produce net operating income.

1997 vs 1996
Revenue for the Partnership decreased in 1997 to $2,148,000 as compared to $2,299,000 in 1996. This represented a decrease of $151,000 or 6.0%.

The operating costs other than depreciation and amortization decreased in 1997 over 1996 (1.7%) from $997,000 to $979,000.
Interest expense was down from 1996 by $199,000 (.1%). Depreciation and amortization for 1997 decreased by $66,000 (10%) over 1996 depreciation of $420,000. The net result to the Partnership was a decrease in the loss of $133,000 (.2%) over 1996 levels.

The decrease in operating expense is primarily attributed to administrative expenses (in particular, legal and accounting) and common area maintenance expenses for the shopping centers (in particular, snow removal as a result of less snow falls and utilities due to higher occupancy levels).

The Partnership anticipates that the operating results will improve during 1999. The general partner anticipates that the Fund will achieve higher occupancy levels, increased rental rates, decreased rent promotions and will begin a closer monitoring of operating expenses.

Item 7.	Management's Discussion and Analysis of Financial Condition and
Results of Operations.--Cont'd.

Liquidity and Sources of Capital

During 1998, the Partnership's primary source of cash flows was from operations, which provided $235,000 of funds. Property improvements utilized $62,000 of these funds and $123,000 was used for debt reduction. The net effect was an increase in cash of $20,000 at year end. The continuing trend of increasing occupancy levels at Cascade Apartments and the expected increase at Hidden Valley and higher rental rates should continue through 1999 and improve cash flow from operations.

Subsequent to year end, the Partnership has sold Market Square Shopping Center and the Colony Apartments. The Partnership re-negotiated the mortgage on the Hidden Valley Exchange Shopping Center. In addition, the Partnership has refinanced the Cascade Apartments. These transactions will reduce the required loan payments and improve the cash flow of the Partnership.

The Cascade Apartments refinancing included the obtaining of a $2,400,000 loan with interest at 8.375% which is due with a ten year term. The annual debt service remains consistent with the previous loan.

The General Partners' believe that as a result of expected higher occupancies, increasing rental rates, and decreasing operating expenses the Partnership will realize improving liquidity. This trend, plus the disposition of marginal properties, should result in improved liquidity in 1999.

During 1997,the Partnership's primary source of cash flow was from operations, which provided $218,000 of funds. Property improvements utilized $70,000 of these funds, and $155,000 was used for debt reduction. The net effect was an increase in cash of $10,000 at year end. The trend of higher occupancy levels and higher rental rates that began several years ago should continue through 1998 and improve cash flow from operations.

Item 7.   Management's Discussion and Analysis of Financial Condition and
		Results of Operations.--Cont'd.

Liquidity and Sources of Capital--Cont'd.

Anticipating expenditures during 1999 include re-roofing Cascade Apartments and tenant improvements at Hidden Valley Shopping Center due to new leases and expansion of existing tenants. Tenant improvement expenses are projected to be approximately $20,000. Occupancy at Hidden Valley is expected to increase from 67% to 75% during 1999.

During 1996, the Partnership's primary source of cash flow was from borrowing/refinancing of long term debt of $118,000 net of repayments. Operations provided $68,000 of funds. Property improvements utilized $200,000 of these funds, of which $58,000 was provided by restricted deposits for capital improvements. The net effect was an increase in cash of $46,000 at year end.

The General Partners' believe that sufficient working capital will be available to fund known, on-going operating and capital expenditure requirements for the Partnership during 1999. The
Partnership expects continued increased rental income from the residential properties due to ongoing scheduled rental increases. It is also anticipated that occupancy will remain stable on the commercial properties.

On August 27, 1997 foreclosure proceedings were instituted on behalf of the mortgage holders of the property known as Foothills Village Shopping Center. The property was subject to a first mortgage in the amount of $2,577,000, plus accrued interest of $19,000 and a second mortgage of $969,000, plus accrued interest of $86,000. The fund's basis in the property at the time of the foreclosure, net of depreciation and other items, was $3,565,000. The Partnership recorded a one-time gain on the foreclosure in the amount of $90,000.

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
Results of Operations.--Cont'd.

Liquidity and Sources of Capital--Cont'd.

The General Partners' have evaluated the property portfolio and have determined it was prudent to offer to dispose of one or some of the properties. The Partnership sold the Colony Apartments in early 1999 and released the underperforming Market Square Shopping Center. The gain on the sale and the elimination of the underperforming property will improve operating results and liquidity in 1999. Any unleveraged portion of the net sales proceeds will generate additional working capital.

The General Partners have determined it prudent to discontinue cash distributions, until such time that adequate working capital reserves are available. No distributions have been made since
1990.

Year 2000

The Partnership is currently dependent upon the General Partners and SPECS, Inc. ("SPECS") for management and administrative services. The General Partners and SPECS have modified their software so that the computer systems are functioning properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). During 1999, the General Partners and SPECS, Inc. did install a Year 2000 compliant software system, on the properties. The cost of the conversion was not material. The General Partners believe that with the modifications to existing software and the conversion to the new software, the Year 2000 Issue did not and will not pose significant operational problems for its computer systems.

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
Condition and Results of Operations.--Cont'd.

New Accounting Standards

In April 1998, the Accounting Standards Executive
Committee issued Statement of Position 98-5 Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP broadly defines start-up activities and provides examples to help entities determine what costs are and are not within the scope of this SOP.
The SOP applies to all nongovernmental entities and, in general, is effective for financial statements for fiscal years beginning after December 15, 1998. The
Partnership is not in its start-up phase and thus does not expect this SOP to have a significant effect on its financial statement when it becomes effective in calendar 1999.

In June 1998, the Financial Accounting Standards Board
Issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Partnership has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Partnership does not expect adoption of the new standard on January
1, 2001 to affect its financial statements.

Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.--Cont'd.

Quantitative and Qualitative Disclosure about Market
Risk

The Partnership is exposed to interest rate changes primarily as a result of its real estate mortgages.
The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Partnership borrow at fixed rates. The Partnership does not enter into derivative or interest rate transactions for any purpose.

Item 8.	Financial Statements and Supplementary Data.

SECURED INVESTMENT RESOURCES FUND, L.P.

Index
                                                          Page

Report of Independent Certified Public
Accountants                                                  15

Financial Statements:

Consolidated Balance Sheets - December 31,
1998 and 1997                                               16-17

Consolidated Statements of Operations -
Years Ended December 31, 1998, 1997
and 1996                                                     18

		Consolidated Statements of Partnership Capital
		(Deficit)-
Years Ended December 31, 1998, 1997
and 1996                                                     19

Consolidated Statements of Cash Flows -
Years Ended December 31, 1998,
1997 and 1996					            20-21

Notes to Consolidated Financial Statements                  22-34

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Partners
Secured Investment Resources Fund, L.P.
Mission, KS

We have audited the accompanying consolidated balance sheets of Secured Investment Resources Fund, L.P. as of December 31, 1998 and 1997, and the related consolidated statements of operations, partnership capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secured Investment Resources Fund, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                       s/  BDO Seidman, LLP

St. Louis, Missouri
February 17, 1999

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                                 1998             1997
ASSETS

INVESTMENT PROPERTIES (Notes B, C  and L)
  Land and buildings                         $11,766,260      $11,750,152
  Furniture, fixtures and equipment              957,325          910,967
                                              12,723,585       12,661,119
  Less accumulated depreciation and
    allowance for losses                       5,595,492        5,191,706
                                               7,128,093        7,469,413

Cash                                             237,790          217,424
Rents and other receivables, less
  allowance of $28,886 in 1998 and
  $36,950 in 1997 (Notes F and I)                 94,583           15,425
Debt issuance costs, net of accumulated
  amortization of $102,232 in 1998 and
  $95,733 in 1997                                135,195          124,284
Commercial commissions, deposits and
  other                                           18,833            7,415
Restricted deposits                               49,777           20,626
                                                 536,178          385,174

                                             $ 7,664,271      $ 7,854,587

SECURED INVESTMENT RESOURCES FUND, L.P.

      						  December 31,
                                                  1998            1997
LIABILITIES AND PARTNERSHIP CAPITAL (DEFICIT)

Mortgage Debt (Note C and L)                  $ 8,130,362     $ 8,246,116
Accrued interest                                  216,262          93,187
Accounts payable and accrued
  expenses (Note G)                               196,813          83,055
Due to related parties (Note D)                    146,613        136,646
Unearned revenue                                     9,635          9,561
Tenant security deposits                            53,439         56,924

          TOTAL LIABILITIES                      8,753,124      8,625,489

Commitments and Contingencies (Notes F, I and L)

PARTNERSHIP CAPITAL (DEFICIT)
  General Partners
    Capital contribution                             1,000          1,000
    Partnership deficit                            (66,986)       (63,806)
    (65,986)	    (62,806)
  Limited Partners
    Capital contributions                        5,608,838      5,608,838
    Partnership deficit                         (6,631,705)    (6,316,934)
 (1,022,867)	   (708,096)

TOTAL PARTNERSHIP CAPITAL (DEFICIT)             (1,088,853)      (770,902)

                                               $ 7,664,271    $ 7,854,587

See notes to consolidated financial statements

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
                         	          Years Ended December 31,
                                            1998          1997          1996

REVENUES
  Rents                              $  1,644,364  $  2,081,994  $  2,224,610
  Interest                                  3,967         3,944         4,990
  Maintenance escalations                 111,545        62,293        68,992
                                        1,759,876     2,148,231     2,298,592

OPERATING AND ADMINISTRATIVE
 EXPENSES
  Property operating
    expenses                              638,399       756,849       753,457
  General and administrative
    expenses                               35,017        47,655        50,846
  Professional services (Note D)          142,415        70,091        89,990
  Management fees (Note D)                 82,703       104,534       102,613
  Depreciation & amortization             410,375       557,765       623,856
                                        1,308,909     1,536,894     1,620,762

NET OPERATING INCOME                      450,967       611,337       677,830

NON-OPERATING (EXPENSES)
  Interest                               (768,918)   (1,002,804)   (1,202,257)

                                         (317,951)   (  391,467)   (  524,427)
EXTRAORDINARY ITEM
  Gain on foreclosure (Note J)                           89,719          -

PARTNERSHIP LOSS                     $   (317,951) $   (301,748)  $  (524,427)


Allocation of loss:
  General Partners                   $     (3,180) $     (3,017) $     (5,244)
  Limited Partners                       (314,771)     (298,731)     (519,183)
                                     $   (317,951) $   (301,748) $   (524,427)

Partnership loss per
 limited partnership unit
  Operating Loss		     $     (12.65) $     (15.58) $     (20.88)
  Extraordinary Gain                        ---            3.57          ---
                                     $     (12.65) $     (12.01) $     (20.88)

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)


Years Ended December 31, 1998, 1997 and 1996

                                     General        Limited
                                    Partners       Partners         Total

Balances at January 1, 1996    	$    (54,545)  $    109,818   $     55,273

Partnership loss                      (5,244)      (519,183)      (524,427)

Balances at December 31, 1996	        (59,789)     (409,365)      (469,154)

Partnership loss                       (3,017)     (298,731)      (301,748)

Balances at December 31, 1997         (62,806)     (708,096)      (770,902)

Partnership loss                       (3,180)     (314,771)      (317,951)

Balances at December 31, 1998    $    (65,986) $ (1,022,867)  $ (1,088,853)


See notes to consolidated financial statements

SECURED INVESTMENT RESOURCES FUND, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

    Years Ended December 31,
                                         1998            1997           1996

OPERATING ACTIVITIES
 Partnership loss                  $  (317,951)    $  (301,748)   $  (524,427)
  Adjustments to reconcile
   partnership loss to net
   cash provided by operating
   activities:
    Depreciation and
      amortization                     410,375         557,765        623,856
    Gain on Foreclosure                    ---         (89,719)           ---
    Provisions for losses
      on rents and other
      receivables                       15,426          31,550         44,725
    Changes in assets and
      liabilities:
        Rents and other
         receivables                   (94,585)        (36,739)       (36,610)
        Prepaid expenses                  ---              368          7,889
        Commercial commissions,
         deposits and other            (11,418)          9,600         (2,445)
   Accounts payable
         and accrued expenses          113,758           1,348       (133,830)
        Accrued interest               123,075          73,009         33,950
        Unearned revenue                    74          (8,672)        59,250
        Tenant security
         deposits                       (3,485)        (18,561)        (3,898)

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                 235,269         218,201         68,460

INVESTING ACTIVITIES
  Improvements to investment
    properties                        (62,466)         (69,991)      (199,542)
  Restricted deposits                 (29,150)         (30,906)        58,194

NET CASH USED IN
 INVESTING ACTIVITIES                 (91,616)        (100,897)      (141,348)

SECURED INVESTMENT RESOURCES FUND, L.P.

                                      Years Ended December 31,
                                       1998          1997          1996

 FINANCING ACTIVITIES
  Borrowings under
    debt arrangements              $      -      $      -     $  2,017,300
  Debt issuance costs               (17,500)      (30,632)         (13,842)
  Advances (to) from
    related parties                   9,967        79,230            6,494
  Principal payments on
    debt                           (115,754)     (155,452)      (1,891,504)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES         	   (123,287)     (106,854)     	   118,448

INCREASE IN CASH                     20,366        10,450           45,560

CASH BEGINNING OF YEAR		            217,424       206,974      	   161,414

CASH END OF YEAR                $   237,790  $    217,424        $ 206,974


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

Consolidated Limited Partnerships
To satisfy current real estate lending requirements that real estate assets be in single asset partnerships, the Partnership has formed two single asset partnerships. Cascade Joint Venture L.P., a Kansas limited partnership was formed on December 28, 1993 and Colony Joint Venture, L.P., a Kansas limited partnership was formed on September 14, 1994. These partnerships retained the same partnership structure as Secured Investment Resources Fund, L.P., with Secured Investment Resources Fund, L.P. being the sole Limited Partner. The General Partners of Cascade Joint Venture L.P. and Colony Joint Venture, L.P. are identical to the General Partners of Secured Investment Resources Fund, L.P. The result of operations and balance sheet of these single asset partnerships have been consolidated with the Partnership. All significant inter-company transactions have been eliminated.

Investment Properties--Investment properties consist of two residential complexes and two commercial shopping centers and are stated at cost. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were necessary for the years ending December 31, 1998 or 1997.

Revenue Recognition--The Partnership has leased substantially all of its investments in real estate under operating leases. Revenue is recognized in the month earned for rent.

Advertising Costs--The Partnership expenses advertising costs as incurred.

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

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--CONT'D

New Accounting Standards--In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP broadly defines start-up activities and provides examples to help entities determine what costs are and are not within the scope of this SOP. The SOP applies to all nongovernmental entities and, in general, is effective for financial statements for fiscal years beginning after December 15, 1998. The Partnership does not expect this SOP to have a significant effect on its financial position or operating results when it becomes effective.

In June 1998, the Financial Accounting Standards Board Issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
(ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 as amended is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Partnership has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Partnership does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

Reclassification--Certain reclassifications have been made to the 1996 and 1997 Financial Statement. These reclassifications had no effect on the results of operations.

NOTE B--INVESTMENT PROPERTIES

Investment properties consist of the following:

                                                 December 31,
                                              1998           1997

Cost (including capital
improvements subsequent
to acquisition):
  The Colony Apartments	              		$  6,408,150   $  6,380,600
  Cascade Apartments			                    2,739,952      2,713,277
  Hidden Valley Exchange S.C.              2,135,648      2,130,407
  Market Square Shopping Center            1,437,163      1,434,163
  Other                                        2,672          2,672
                                          12,723,585     12,661,119
Less
  Accumulated depreciation	            	  (5,190,492)    (4,786,706)
  Allowance for losses			                   (405,000)      (405,000)
                                        $  7,128,093   $  7,469,413


During 1990, the Partnership reduced the carrying value of its commercial property portfolio to reflect real estate market conditions. This change is reflected in Allowance for Losses on Investment Properties. Depreciation expense was $403,786, $525,259 and $589,250 for the years ended December 31, 1998, 1997, and 1996.

NOTE C--MORTGAGE DEBT

Non-recourse mortgage debt consists of the following:

                                                      December 31,
                                                     1998           1997

Collateralized by Investment Property

   First Mortgages
     Hidden Valley Exchange S.C.                $   801,190     $   807,348
     The Market Square/Hidden Valley              1,553,631       1,577,536
     The Colony Apts.                             3,577,418       3,619,623
     Cascade Apts.                                1,788,123       1,831,609

   Second Mortgages
     The Market Square/Hidden Valley                410,000         410,000

                                                $ 8,130,362     $ 8,246,116

Hidden Valley Exchange Shopping Center (Hidden Valley) and Market Square Shopping Center (The Market)
In February 1993, a $750,000 note, collateralized by Hidden Valley and assignment of its rents and leases, was increased to $820,000 and converted to a mortgage payable with interest charged at 8.5%. This loan requires monthly principal and interest payments of $6,266 with the final payment due September 2000.

Also in February 1993, a $1,650,000 note, collateralized by Hidden Valley and The Market, was increased to $1,800,000 and converted to a mortgage payable. In August of 1995 an advance on the $1,800,000 note brought the balance to $1,825,696. This loan is payable at 7.0% interest with monthly principal and interest of $11,426 through the maturity date of June 2001.

On May 28, 1996, the Partnership signed a note, collateralized by a second mortgage on The Market and Hidden Valley Exchange, in the amount of $410,000 at 7% interest. The proceeds of this note were used to pay delinquent real estate taxes for The Market and Hidden Valley Exchange as well as accrued interest and related loan costs. The loan was due on June 25, 1998, and as discussed in Note L, was paid subsequent to December 31, 1998.

The Partnership is in violation of covenants on the above notes which require certain financial reports to be filed within 120 days after year end.

The Colony Apartments (The Colony)
On January 17, 1995, the purchase money note in the amount of $3,500,000 was retired through the issuance of a new mortgage. This new mortgage in the original amount of $3,728,000 is due in February, 2005. The interest rate is fixed for the term of the loan at 10.09%, with monthly principal and interest payments of $34,113. As discussed in Note L, this mortgage was paid off subsequent to December 31, 1998.

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

Cash paid for interest totaled $645,844, $1,037,713 and $1,168,308 during 1998, 1997, and 1996, respectively.

Maturities of mortgage debt are as follows:

             Year
             1999                    $ 2,294,599
             2000                        881,288
             2001                      1,551,247
             2002                         69,110
             2003                         69,110
             Thereafter                3,265,008
             TOTAL                   $ 8,130,362

NOTE D--RELATED PARTY TRANSACTIONS

SPECS, Inc., a Kansas Corporation in which the individual
General Partner had a minority interest during 1996 and 1997 and owned 100% in 1998, receives property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10Q and 10K preparation, and investor services. Amounts paid by the Partnership to SPECS, Inc. are as follows:

                                            Years Ended December 31,
                                            1998       1997       1996
Property management fees              		$ 82,703   $104,534   $102,613
Professional Services                     70,418     66,931     47,168
                                        $153,121   $171,465   $149,781


The General Partners are entitled to receive a Partnership Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the day to day operations of the Partnership excluding those related to Hidden Valley and The Market Management Fee is equal to 3% of Cash Flow From Operations. Management Fees due to SPECS, Inc. were $1,192 and $7,257 for the years ending December 31, 1998 and 1997.

Amounts due from (to) related parties consist of the following:

                                           Years Ended December 31,
                                               1998             1997
SIR, Inc.                                 $   30,198       $   28,063
Secured Investment Resources
 Fund, L.P. II                               (94,623)          (5,000)
Secured Investment Resources
  Fund, L.P. III                              ---             (85,693)
SPECS, Inc.                                  (82,188)         (74,016)
Due From (To) Related Parties             $ (146,613)      $ (136,646)

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

The General Partners believe that sufficient working capital will be available to fund known, ongoing operating and capital expenditure requirements of the Partnership during 1999. The primary sources of working capital during 1999 are expected to be cash flow from operations. The Partnership is actively seeking a mortgage lender for the Cascade Apartments mortgage. This mortgage presently has an interest rate of 9.875%. The projected new loan proceeds would include refinancing costs as well as reserves for capital improvements as needed on the mortgaged properties.

Certain positive factors are expected for 1999 operations. Occupancy levels on the remaining commercial property has improved and is requiring less tenant improvement costs and leasing commission expense. The remaining residential property is expected to maintain, if not increase, its level of occupancy and income during 1999. Management believes revenue will increase from 1998 levels because of leasing activity and increased rental rates. It is anticipated that property operating expenses in 1999 will increase only slightly from those amounts which were incurred during 1998 producing net operating income before depreciation for both properties.

The availability of the liquidity sources and accomplishment of these objectives are partially predicated on the real estate economic conditions discussed above, which are beyond the control of the Partnership and will influence the achieved results.

NOTE G--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:
                                                December 31,
                                              1998           1997
Vendor accounts payable                  $   33,452    $       9,528
Property taxes                               83,232           21,123
Professional fees                            75,292           32,354
Utilities                                     4,837           13,420
Accrued Payroll and taxes                         0            6,630
                                         $  196,813    $      83,055

As of December 31, 1998, all real estate taxes are current.

NOTE H--INCOME TAX

The Partners' capital accounts differ for financial reporting purposes and federal income tax purposes. The primary difference results from depreciation and amortization and provision for doubtful accounts. The effect of these items is summarized as follows:
                                                     December 31,
                                                  1998          1997
Financial reporting basis:
  Total assets                              $ 7,664,271   $  7,854,587
  Total liabilities                          (8,753,124)    (8,625,489)

  Total Partners' capital (deficit)         $(1,088,853)  $   (770,902)

Tax basis:
  Total assets                              $ 6,431,315   $  6,800,719
  Total liabilities                          (8,724,082)   ( 8,740,592)

  Total Partners' capital (deficit)         $(2,292,767)  $ (1,939,873)

                                            Years Ended December 31,
          	                        1998           1997           1996
	Partnership loss-financial
                reporting purposes   $ (317,951)  $   (301,748) $   (524,427)
	Book versus tax differences
  		due to:
                Unearned revenue             73       (106,573)           -
                Gain on foreclo                        (89,719)           -
		Depreciation and
         amortization                   (55,055)       (64,940)      (69,531)
    		Provision for doubtful
         accounts                                       (5,400)      (14,850)
                Other                    20,039        (67,879)       59,251
                                        (34,943)      (334,511)      (25,130)
	Partnership loss-federal
                income tax purposes  $ (352,894)  $   (636,259)  $  (549,557)

NOTE I--LEASES

Rental income on investment properties is reported when earned. The Partnership leases its commercial properties under non-cancelable operating lease agreements. The Partnership's residential properties are leased under short-term lease agreements. Future minimum rents to be received on commercial properties as of December 31, 1998 are as follows:

                Year
                1999                            $ 152,784
                2000                               92,680
                2001                               49,845
                2002                                9,429
                2003                                   --
                Thereafter                             --
                Total                           $ 304,738

NOTE J--GAIN ON FORECLOSURE

On August 27, 1997 foreclosure proceedings were instituted against the Partnership on behalf of the mortgage holder of the property known as Foothills Village Shopping Center. The property was subject to a first mortgage in the amount of $2,582,414 plus accrued interest of $21,841 and a second mortgage of $968,245 plus accrued interest of $86,077. The Partnership's basis in the property at the time of foreclosure, net of depreciation and other items, was approximately $3,565,000. As a result of the foreclosure, the difference between the Partnership's basis and the total of the outstanding debt, net of depreciation and restricted deposits, or $89,719, was treated as a gain on disposition of the asset.

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

The estimated fair values of the Partnership's financial instruments are as follows:

                                          Carrying           Fair
                                            Amount          Value

Long-term debt	                       			$ 8,130,362    	$8,004,132



NOTE L--SUBSEQUENT EVENT

In January 1999 the Partnership consummated a settlement agreement in which it sold the Colony Apartments and transferred ownership of the Market Square Shopping Center to its lender. The sale price of the Colony Apartments was $5,530,000 which resulted in a gain on the sale of approximately $850,000. As a result of the transfer of the Market Square Shopping Center, in exchange for debt reduction, the Partnership expects to realize an additional gain of approximately $500,000.

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

James R. Hoyt, the Individual General Partner, age 61, holds a
Bachelor's Degree in Business Administration and is a licensed real estate broker in two states. Mr. Hoyt has been actively involved for more than twenty years in various real estate endeavors including development, syndication, property management and brokerage.

Mr. Hoyt is the Individual General Partner and sponsor of Secured Investment Resources Fund, L.P. II, (S.I.R. II). Since 1983, Mr. Hoyt has also been involved as the Individual General Partner in ten specified real estate private placement offerings. As of December 31, 1998, these partnerships, including Secured Investment Resources Fund, L.P., have raised a total of $60,709,750.

Item 11.	Management Compensation

During 1998, The Partnership paid $82,703 in fees to affiliated companies for property management services.

Item 12.	Security Ownership of Certain Beneficial Owners and
Management.

(a)	Security ownership of certain beneficial owners.
No individual or group as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the registrant is the beneficial owner of more than 5 percent of the registrant's securities.

(b)	Security ownership of Management.
The General Partners own less than 1%.

(c)	Change in Control.
      	  	None

Item 13.	Certain Relationships and Related Transactions.

See Notes to Consolidated Financial Statements, Note D, appearing in Item 8.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports
                on Form 8-K.


(a)(1)	The following Financial Statements of Secured
Investment Resources Fund, L.P. are included in Item 8:

                                                    Page

(i)   Report of Independent Certified
      Public Accountants                              14

(ii)  Consolidated Balance Sheets -
      December 31, 1998 and 1997                   15-16

(iii) Consolidated Statements of Operations -
       Years Ended December 31, 1998,
       1997 and 1996                                  17

(iv) Consolidated Statements of Partnership
       Capital (Deficit)- Years ended December 31,
       1998, 1997 and 1996                            18

(v)   Consolidated Statements of Cash Flows -
       Years Ended December 31, 1998,
       1997 and 1996                               19-20

(vi)  Notes to Consolidated Financial
       Statements                                  21-33


     	(a)(2)	The following Financial Statement Schedules are filed
                as part of this report:

(i)   Schedule II - Valuation and
       Qualifying Accounts                            40

(ii)  Schedule III - Real Estate and
       Accumulated Depreciation                    41-43
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

     (e) Agreement of Sale for The Colony Apartments. (v)

     (f) Purchase Money Short-Term Note for The Colony Apartments. (v)

     (g) Purchase Money Deed of Trust for The Colony Apartments. (v)

     (h) Purchase Money Wraparound Deed of Trust for The Colony
         Apartments. (v)

     (I) Purchase Money Wraparound Deed of Trust for The Colony
         Apartments. (v)

     (j) Real Estate Contract of Sale for The Cascade Apartments. (v)

	Exhibit Number					Description

     (k) Lease Agreement for Certain Portions of The Cascade Apartments. (v)

     (l) Real Estate Contract of Sale for the Hidden Valley Exchange Shopping Center. (vi)

     (m) Real Estate Contract of Sale for the Foothills Village Shopping Center. (vii)

     (n) Real Estate Contract of Sale for Market Square Shopping Center.
         (viii)

     (o) Assignment of Real Estate Contract (Market Square Shopping Center).
         (viii)

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

(v)    Previously filed on January 6, 1986 as an exhibit to Post-
       Effective Amendment #3 to the Registration Statements on
       Form S-11, such Exhibit and Registration Statement incorporated herein by reference.

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

(xii)



(The remainder of this page intentionally left blank.)

                                Secured Investment Resources Fund L.P.
                            Schedule II - Valuation and Qualifying Accounts
                                       December 31, 1998

                Balance at      Additions        Deductions       Balance at
               Beginning of     Charged to        Bad Debt             End
                 Period         Operations       Write-Offs        of Period

Allowance for Doubtful Accounts
For Years Ended December 31,

     1998         36,950           15,426            23,490          28,886

     1997         42,350           31,550            36,950          36,950

     1996         57,200           44,725            59,575          42,350


                                 Secured Investment Resources Fund, L.P.
                             Schedule III - Real Estate & Accumulated Depreciation
                                                                            December 31, 1998
                                      Initial Cost to Partnership  (A)
                                                                                  Subsequent to Acquisition
                                                      Buildings &    Furniture                   Reduction
                       Encumbrances       Land      Improvements     Equipment    Improvements   of Basis (B)
Other Equipment         $       ---    $      ---   $       ---    $      ---     $    2,672    $     ---

Garden Apartments:
   Colony Apts            3,577,418       578,791     5,035,482        259,367       534,510          ---
   Burlington, NC

   Cascade Apts           1,788,123       389,924     1,903,915        254,347       191,766          ---
   Topeka, KS

Strip Shopping Centers
   Hidden Valley            801,190       293,715     1,775,991            ---       157,160      (91,218)
   Independence MO

   The Market Square      1,963,631       265,250     1,196,129            ---        19,653      (46,869)
   Overland Park, KS
                        $ 8,130,362    $1,527,680   $ 9,911,517    $   513,714    $  908,761    $(138,087)

                                                     Gross Amount at Which
                                                  Carried at Close of Period
                                       Buildings &    Furniture                    Accumulated       Date      Depreciation
                            Land      Improvements    Equipment       Total       Depreciation    Acquired        Life
Other Equipment         $      ---    $       ---    $    2,672    $     2,672    $     2,672

Garden Apartments:
   Colony Apartments        578,791      5,275,102      554,257      6,408,150      2,738,329	  16-Oct-85     30 Yrs (1)
   Burlington, NC                                                                                                5 Yrs (2)

   Cascade Apartments       389,924      2,059,032      290,997      2,739,952      1,193,881     19-Dec-85     30 Yrs (1)
   Topeka, KS    								                            			     5 Yrs (2)

Strip Shopping Centers
   Hidden Valley            293,715      1,733,915      108,018      2,135,648        780,979     30-Sep-85     30 Yrs (1)
   Independence, MO                                                                                              5 Yrs (2)

   Market Square            265,250      1,170,531        1,381      1,437,163        879,631(3)   18-Nov-85     30 Yrs (1)
Overland Park, KS                                                                                             5 Yrs (2)
                         $1,527,680    $10,238,580   $  957,325    $12,723,585    $ 5,595,492

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

Secured Investment Resources Fund, L.P.
Schedule III - Real Estate & Accumulated Depreciation--Continued
                       December 31, 1998
                                                                              Furniture
                                                             Buildings &     Fixtures &
                                      Total          Land   Improvements      Equipment
(c) Reconciliation of Real Estate Owned:
Balance at January 1, 1996       18,038,532     2,572,687     13,913,769      1,552,076
Additions during year:
Improvements                        199,542           ---         36,678        162,864
Balance at December 31, 1996     18,238,074     2,572,687     13,950,447      1,714,940
Additions during year:
Improvements                         69,991           ---         17,585         52,406
   Reductions during year:
      Foreclosure on Property    (5,646,946)   (1,069,233)    (3,722,436)      (855,277)
   Reclassification                     -          24,226        (23,124)        (1,102)
Balance at December 31, 1997     12,661,119     1,527,680     10,222,472        910,967
Additions during year:
        Improvements                 62,466                       16,108         46,358
Balance at December 31, 1998    $12,723,585   $ 1,527,680    $10,238,580     $  957,325

(D) Reconciliation of Accumulated Depreciation:
Balance at January 1, 1996        6,078,281          ---       4,764,743      1,313,538
Additions during year:
Depreciation                        589,250          ---         459,358        129,892
Balance at December 31, 1996      6,667,531          ---       5,224,101      1,443,430
   Additions during year:
      Depreciation                  525,259          ---         427,964         97,295
   Reductions during the year:
      Foreclosure of Property    (2,001,084)         ---      (1,366,139)      (634,945)
Balance at December 31, 1997      5,191,706          ---       4,285,926        905,780
Additions during year:
        Depreciation                403,786                      348,339         55,447
Balance at December 31, 1998    $ 5,595,492   $      ---     $ 4,634,265     $  961,227

(E) The total gross amount of real estate at December 31, 1998 includes $971,323 of acquisition fees paid to affiliates.

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


Date: _______________


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Secured Investment Resources, Inc.,
                        as Corporate General Partner



By:    /s/ James R. Hoyt
           James R. Hoyt, President


Date: _______________

	Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not
	Registered Securities Pursuant to Section 12 of the Act.

	No annual report or proxy material has been sent to security holders.